Form 10-Q
period 2014-12-31
WeWearables, Inc.
filed 2015-01-09
CIK 1617431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2014

or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 333-198615

WeWearables, Inc.

(Exact name of registrant issuer as specified in its charter)

Nevada	47-1100063
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Whitford, Irvine, CA 92602
(Address of principal executive offices, including zip code)

Registrant’s phone number, including area code (714) 791-1305

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [x]  NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding twelve months (or shorter period that the registrant was required to submit and post such files).

YES [ ]     NO [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 9, 2015
Common Stock, $.001 par value	20,050,000

1

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

WeWearables, Inc.

Balance Sheet

December 31, 2014 (Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$105,298

TOTAL ASSETS	$105,298

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$75,000
Note payable and interest payable – related party	112,405
TOTAL LIABILITIES	187,405

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued or outstanding	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 20,050,000 shares issued and outstanding	20,050
Additional paid in capital	(50)
Accumulated deficit	(102,107)
TOTAL STOCKHOLDERS’ DEFICIT	(82,107)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$105,298

The accompanying notes are an integral part of these financial statements.

WeWearables, Inc.

Statement of Operations

For the Three Months Ended December 31, 2014 and the Period from May 14, 2014 (inception) through December 31, 2014 (Unaudited)

	Three Months Ended December 31,	Period from May 14, 2014 (inception) through December 31,
	2014	2014

Revenue	$-	$-

Expenses:
Development, general and administration	30,925	99,702

Operating loss	30,925	99,702

Interest expense	(1,664)	(2,405)

Net loss	$(32,589)	$(102,107)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	20,050,000	20,026,087

The accompanying notes are an integral part of these financial statements.

WeWearables, Inc.

Statement of Cash Flows

For the Period from May 14, 2014 (inception) through December 31, 2014 (Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(102,107)
Stock compensation expense	20,000
Change in current assets and liabilities: Accrued expenses	75,000
Accrued interest payable - related party	2,405

Net Cash Used In Operating Activities	(4,702)

CASH FLOW FROM FINANCING ACTIVITIES:
Note payable – related party	110,000

Net Cash Provided By Financing Activities	110,000

CHANGE IN CASH	105,298
CASH AT BEGINNING OF PERIOD	—
CASH AT END OF PERIOD	$105,298

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$—
Income taxes	$—

The accompanying notes are an integral part of these financial statements.

WeWearables, Inc.

Notes to the Financial Statements

December 31, 2014

(Unaudited)

NOTE 1 – ORGANIZATION

WeWearables, Inc. (the Company) was incorporated under the laws of the State of Nevada on May 14, 2014. The Company issued 17,000,000 shares of its common stock to our founder, Thomas Chen, as consideration for the purchase of a business plan.

WeWearables focuses on marketing and distribution for the next generation of wearable health and wellness devices. WeWearables is targeting the next generation of devices which focus on smart, wearable products to help with specific diseases or solve direct healthcare issues.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a March 31 fiscal year-end.

b. Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

c. Stock-based Compensation

The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

d. Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. The Company has adopted the provisions of ASC 260.

e. Loss per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common shareholders by the weighted average number of common shares during the year. The diluted loss per share is calculated by dividing the Company’s net loss available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Diluted loss per share are the same as basic earnings loss per share due to the lack of dilutive items in the Company.

f. Fair Value Measurements and Disclosures

ASC Topic 820 defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1 - Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s adoption of fair value measurements and disclosures did not have a material impact on the financial statements and financial statement disclosures

g. Income Taxes

Income taxes are provided in accordance with ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

No provision was made for Federal or State income taxes.

h. Advertising

Advertising will be expensed in the period in which it is incurred. There have been no advertising expenses for the reporting period presented.

i. Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the period ended December 31, 2014, thereby no longer presenting or disclosing any information required by Topic 915.

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a negative working capital of $82,107 and an accumulated deficit of $102,107 at December 31, 2014. As of December 31, 2014, the Company had not generated any revenue and had no committed sources of capital or financing.

While the Company is attempting to generate revenues from selling digital fitness and wireless sensor healthcare products, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement its business plan and generate additional products and revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to realize revenues and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – NOTE PAYABLE – RELATED PARTY

On August 19, 2014, the Company issued a note payable to a related party, our CEO, Thomas Chen for $110,000. The notes are due on March 31, 2015 and have an interest rate of 6%. As of December 31, 2014, there is $2,405 of accrued interest.

NOTE 5 – SHARE CAPITAL

The Company is authorized to issue 150,000,000 shares of common stock and 25,000,000 shares of preferred stock. The Company issued 17,000,000 shares of its common stock to its president, and chief executive officer as founder shares. The Company issued 3,050,000 shares of our common stock for services with a value attributed to them of $20,000.

At December 31, 2014, there are 20,050,000 shares of common stock issued and outstanding.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this Form 10-Q is intended to update the information contained in our Form S-1 dated December 10, 2014 and presumes that readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form S-1/A.  The following discussion and analysis also should be read together with our financial statements and the notes to the financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control.  Forward-looking statements speak only as of the date of this quarterly report. You should not put undue reliance on any forward-looking statements.  We strongly encourage investors to carefully read the factors described in our form S-1/A in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this quarterly report on Form 10-Q. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

Company Overview

We are an emerging growth company as defined in Section 2(a)(19) of the Securities Act. We will continue to be an emerging growth company until: (i) the last day of our fiscal year during which we had total annual gross revenues of $1,000,000,000 or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement under the Securities Act; (iii) the date on which we have, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which we are deemed to be a large accelerated filer, as defined in Section 12b-2 of the Exchange Act.

As an emerging growth company, we are exempt from:

·	Sections 14A(a) and (b) of the Exchange Act, which require companies to hold stockholder advisory votes on executive compensation and golden parachute compensation;

·	The requirement to provide, in any registration statement, periodic report or other report to be filed with the Securities and Exchange Commission (the “Commission” or “SEC”), certain modified executive compensation disclosure under Item 402 of Regulation S-K or selected financial data under Item 301 of Regulation S-K for any period before the earliest audited period presented in our initial registration statement;

·	Compliance with new or revised accounting standards until those standards are applicable to private companies;

·	The requirement under Section 404(b) of the Sarbanes-Oxley Act of 2002 to provide auditor attestation of our internal controls and procedures; and

·	Any Public Company Accounting Oversight Board (“PCAOB”) rules regarding mandatory audit firm rotation or an expanded auditor report, and any other PCAOB rules subsequently adopted unless the Commission determines the new rules are necessary for protecting the public.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business Startups Act.

We are also a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. As a smaller reporting company, we are not required to provide selected financial data pursuant to Item 301 of Regulation S-K, nor are we required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. We are also permitted to provide certain modified executive compensation disclosure under Item 402 of Regulation S-K.

WeWearables, Inc., a Nevada corporation, (“WeWearables” “Company” “we,” “us,” or “our”) was incorporated on May 14, 2014. Most of the activity through December 31, 2014 involved incorporation efforts, development of our internet portal and mobile applications.

We are a development stage company and have limited financial resources. We have not established a source of equity or debt financing. Our financial statements include a note emphasizing the uncertainty of our ability to remain as a going concern.

Company Overview

WeWearables plans to market and distribute the next generation of wearable health and wellness devices. The “wearables” mainly consists of tracking devices that are worn on your wrist, waist, ankle or shoe that tie to your smart phone to track and report on your fitness and activity levels. WeWearables is targeting the next generation of devices that focus on smart, wearable products to help with specific diseases or solve direct healthcare issues. The human body is an untapped information source and consumers are looking for better ways to track and manage their health or improve their fitness or wellness. WeWearables is focused on the distribution of wearable products that target this industry.

Product Overview

WeWearables is focused on the following three business models:

WeWearables.com eCommerce Market place – an online marketplace to shop, compare, review, rate and purchase the latest wearable technology. The marketplace will be modeled after zappos.com or casa.com, similar to how other e-commerce websites focus on specific products and target markets. Amazon currently owns and/or operates over 20+ specialty e-commerce websites such as Diapers.com (for kids), Fabric.com (for sewing), Wag.com (for pets) and many others.

WeWearables Vending Machines – Vending machines can be placed in fitness centers, medical groups, doctors’ offices and other locations where people with specific diseases or chronic conditions are visiting. The vending machines will be stocked with devices specific to the market they are placed in. For example, a cardiology practice would have a vending machine with a wearable blood pressure cuff and heart monitoring equipment and fitness tracker (pedometer). An OB/GYN practice would have a vending machine with fitness, weight loss, baby monitors and other related wearable devices. A custom designed vending machine will be created with a large flat screen monitor to display ads and promote wearables products at each vending machine location. The WeWearables Marketplace software will allow wearable vendors to place their products at these vending locations and to run advertising on the vending machine.

WeWearables Retail Kiosks – Small retail kiosks inside malls will help promote the brand and online marketplace and also have direct retail sales. Kiosks will be designed to have interactive equipment that connects with people’s mobile phones and tablet devices. Kiosks can be owned directly by us or franchised by territory.

All three business models will be supported by advertising revenue. Wearables technology requires user education before the consumer can purchase the device. There are large advertising budgets around wearable technology from companies such as Nike, Adidas, Fitbit, Withings, and many others.

Our Plan

Our plan to continue as a going concern is to reach the point where we begin generating sufficient revenues from our product(s) or services to meet our obligations on a timely basis. We may not be able to finish the development of any products in the future because of a lack of available funds or financing to do so. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our business plan as currently outlined below may be in excess of $100,000. To the extent the development is more costly and our current funds to undertake the business plan are insufficient, we will need to obtain additional funding. If we are unable to obtain adequate funding or financing, the Company faces the ultimate likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing program for the Company’s growth.

The following outlines the steps or stages that we expect to encounter and the necessary funding needed for each stage. Within each stage we have outlined the metrics or performance that we must accomplish as we move forward with our business plan. This should enable the Company to continue as a going concern as long as we are able to seek additional financing on acceptable terms.

Stage One (Months 1 – 3) ($25,000 est. costs)

WeWearables will be an e-commerce platform and advertising system that powers the website, vending machines and retail kiosks. This will allow us to sell products in multiple locations and and/or advertise products in these locations.

-	outline the scope of work and framework to initiate the development of our mobile application which will allow you to purchase items from your phone. The same software application framework will be used to power the website, vending machines and retail kiosks. This will allow WeWearables to manage orders, sales, inventory and advertising in multiple locations

-	setup development and production servers and define database architecture and APIs

-	setup coding platform and coding of our software based upon the initial scope of work and development framework

-	finish building our Company web site to provide our identity and service offering

Stage Two (Months 3 – 5) ($20,000 est. costs)

-	begin e-commerce website and mobile app development based on scope of work and framework defined in stage one

-	initiate testing of our e-commerce and mobile software application to improve and refine components of our system to uphold quality and application usability

-	analyze and test software for integration capabilities with other 3rd party software applications

-	Partner with third party vending machine providers

-	Contract kiosk supplier to build prototype kiosks

Stage Three (Months 6 – 8) ($30,000 est. costs)

-	initiate a multi-faceted marketing campaign to attract new customers

-	work with wearables vendors on registering products on the WeWearables platform and advertising rates

-	research and refine our target market of potential customers by using geographic, demographic, and business needs analysis of specific industries

-	finalize application development and software integration components of our software and commence alpha testing with select target customers and partners

-	refine and improve the software based on simple feedback, bugs, fixes, and needs of our alpha testing group

Install pilot vending machines

-	Install pilot kiosks in medical offices and key retail locations

Stage Four (Month 9 - 12) ($40,000 est. costs)

-	release software to the marketplace in a controlled marketing campaign to specific target market as a beta release

-	refine and release new versions of software based upon feedback and bug fixes, as well as meet the needs of specific industry sectors

Rollout vending machines in Southern California market

-	Rollout kiosks in Southern California market

As mentioned above the time-line estimate(s) (stages) are predicated upon the Company obtaining the necessary financing either through equity or debt financing. If we are not able to obtain the necessary levels of financing as determined by the above stages, we will not be able to meet or achieve any of the time-line objectives. In that case the Company will be forced to proceed on a piecemeal basis using primarily the services of our president and chief executive officer and limited use of outside contractors when and if limited funds are obtained. Our president and chief executive officer devotes in excess of twenty (20) hours a week to our continued business efforts. There is no realistic way to predict the timing or completion in that scenario.

Our business plan requires further completion of these tasks which will require the hiring of employees and/or outside contractors. With the level of sophistication and expertise of our president and chief executive officer, as well as other various industry professionals that he knows, the Company should make further progress in its development of the intended products and services for its planned divisions, but currently no specific timeframe can be provided. Most if not all of these actions will be predicated on the Company obtaining the necessary financing to accomplish these steps. If financing is not available on terms reasonable to the Company and its shareholders, then the progression steps of this business plan will not occur as planned and may never occur.

We currently have no additional sources of financing and no commitments for financing. There are no assurances that we will obtain sufficient financing or the necessary resources to enter into contractual agreements with outside developers or sales/marketing firms. If we do not receive any funding or financing, our business is likely to be maintained with limited operations for at least the next 12 months because our president and chief executive officer, will continue providing his professional services without current compensation. We do not currently have a formal agreement in place with our president and chief executive officer covering this period; however, our president and chief executive officer’s current plan is to do substantially all administrative and planning work as well as basic programming and marketing work on his own without cash compensation while he seeks other sources of funding for the Company.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below and/or elsewhere in this prospectus. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own observations. However, there can be no assurances that we will be successful in any of those efforts even if we become a public entity. Additionally, the issuance of restricted shares will dilute the percentage of ownership interest of our stockholders.

Results from Operations

Three Months Ending December 31, 2014

Development, General and Administrative Expenses

Development, general and administrative expenses were $30,925 for the three months ended December 31, 2014.  The expenses consisted primarily of $7,500 for website, $23,425 for accounting expenses and legal fees.

Interest Expense

Interest expense arisen from related party loan was $1,664 for the three months ended December 31, 2014.

Period from May 14, 2014 (inception) to December 31, 2014

Development, General and Administrative Expenses

Development, general and administrative expenses were $99,702 for May 14, 2014 (inception) to December 31, 2014.  The expenses consisted primarily of $18,750 for website, $60,940 for accounting expenses and legal fees, and $20,000 for stock compensation.

Interest Expense

Interest expense arisen from related party loan was $2,405 for May 14, 2014 (inception) to December 31, 2014.

Liquidity

Since acquiring the business plan and website, most of our resources and work have been devoted to planning our business, web site development, mobile application development, implementing systems and controls, and completing our registration statement. When those procedures are done, which we believe will occur over the next few months, we will primarily work on our intended service offerings as well further internal development of software for which we have developed our initial framework of and completed some coding of this software. We believe that the work needed to initiate and complete our software development, attract developers, and initiate our marketing plans, including the development of a saleable product suite, will range between $80,000 and $150,000 if outside contractors and experts are used. If we are able to secure funding to outsource these procedures, of which there are no assurances, we can commence the launch of our intended services and software products to the public. If we are only able to use internal resources only (primarily consisting of the services of our president and chief executive officer), the process will take much longer and our initial launch may be limited to a much smaller target market. If we are unable to raise any funds, the development costs would have to be provided by our president and chief executive officer to the extent that he is capable and willing to provide such funds. While we have engaged the services of an established software development firm which we use on an as “needed basis” their function and assistance is limited by our availability of financing.  Our goal would be to have multiple sales channels and a comprehensive corporate website up and running within one year, but there is no way of estimating what the likelihood of achieving that goal would be.

Private capital, if sought, we believe will be sought from former business associates of our president and chief executive officer or through private investors referred to us by those same business associates. To date, we have received a loan for $110,000 through Mr. Chen, our CEO and President. . We have limited our cash use to approximately $5,000 per month. Our cash can sustain our current operations for approximately 12 months.

If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible. We cannot predict the likelihood or source of raising capital or funds that may be needed to complete the development of our business plan and its stages as outlined above.

We have embarked upon an effort to become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $50,000 per year over the next few years and may be significantly higher if our business volume and transactional activity increases but should be lower during our first year of being public because our overall business volume (and financial transactions) will be lower, and we will not yet be subject to the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 relating to having our independent registered public accounting firm attest to, and report on, management’s assessment of its internal controls until we exceed $75 million in market capitalization (if ever). These obligations will certainly reduce our ability and resources to expand our business plan and activities. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling outstanding obligations (i.e. issuance of restricted shares of our common stock) and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of these efforts. We will also reduce compensation levels paid to management (if we attract or retain outside personnel to perform this function) if there is insufficient cash generated from operations to satisfy these costs.

There are no current plans to seek private investment. We do not have any current plans to raise funds through the sale of securities except as set forth herein. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of WeWearables because the shares may be issued to parties or entities committed to supporting existing management. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them.

As of December 31, 2014, we owed $75,000 in connection with organizational costs, professional services related to this offering, business and framework development costs incurred. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses and to our as “needed basis” software development firm as further described below. There are no other significant liabilities at December 31, 2014.

On August 19, 2014, the Company issued a note payable to a related party, our CEO, Thomas Chen for $110,000. The notes are due on March 31, 2015 and have an interest rate of 6%.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Going Concern

We have sufficient working capital currently and may secure additional working capital through loans or sales of common stock. Our unaudited financial statements for the quarter ended December 31, 2014 include a "going concern" footnote contingent on us to be able to raise working capital to grow our operations.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - "Summary of Accounting Policies" to the Financial Statements contained in this Quarterly Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Seasonality

We have not noted a significant seasonal impact in our business (or businesses like ours) although having just commenced operations it is too early to tell.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2014, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting:  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The internal controls for the Company are provided by executive management's review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

    pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
    provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and
    provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ending December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

You should be aware that there are various risks to an investment in our common stock. You should carefully consider these risk factors, together with all of the other information included in this prospectus, before you decide to invest in shares of our common stock.

If any of the following risk were to occur, then our business, financial condition, results of operations and/or prospects could be materially adversely affected. If that happens, the market price of our common stock, if any, could decline, and investors may lose all or part of their investment.

Risks Related to the Business

1.	WeWearables has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

WeWearables is an early stage company and has virtually no financial resources. We had a cash balance of $105,298 as of December 31, 2014. We have working capital deficit of $82,107 and a stockholders’ deficit of $102,107 at December 31, 2014. We may seek additional financing. The financing sought may be in the form of equity or debt financing from various sources as yet unidentified. Most if not all of our efforts will be spent on the development of our web portal. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

Our current resources and source of funds, which primarily consist of officer debt are sufficient to keep our business operations functioning for the next three months. We do not have a formal agreement with our president and chief executive officer to fund the Company’s working capital needs; however our president and chief executive officer’s current plan is to do the majority of the work on his own without cash compensation while he seeks other sources of funding. The Company has started the development of an initial design and framework of its proposed portal platform, as well as through the efforts of a software development firm which the Company has been working with on an as “needed basis.”  We currently spend between $2,500 and $10,000 per month in operational expenses. We have not generated any revenues from our business, and our expenses will be accrued and deferred until sufficient financing is obtained or our president and chief executive officer or others who know our president and chief executive officer loans the necessary funds to pay for these expenses. No assurances can be given that we will be able to receive funds from our president and chief executive officer or others to continue our operations beyond a month-to-month basis.

2. WeWearables is and will continue to be completely dependent on the services of our president and chief executive officer, Thomas Chen, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

WeWearables’s operations and business strategy are completely dependent upon the knowledge and business connections of Mr. Chen our president and chief executive officer. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason or becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this prospectus. We will likely fail without the services of Mr. Chen or an appropriate replacement(s).

We intend to acquire key-man life insurance on the life of Mr. Chen naming us as the beneficiary when and if we obtain the resources to do so and if he is insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

Mr. Chen’s current employment does not limit or restrict him from being involved with our Company, and his employment allows him the flexibility to provide at least 20 hours per week to our Company.

3. Because we have only recently commenced business operations, we face a high risk of business failure.

The Company was formed in May 2014. All of our efforts to date have related to developing our business plan and beginning business activities. Through December 31, 2014, we had no operating revenues. We face a high risk of business failure. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which the Company will operate. There can be no assurance that future revenues will occur or be significant enough or that we will be able to sell its products and services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company’s website and the successful implementation of its planned growth strategy.

The Company has commenced internally developing our website. In the early stages of our operations, we will continue to keep costs to a minimum. The cost to develop our business plan as currently outlined may be in excess of $250,000. We will need additional funds to market our website. If we are unable to obtain adequate funding or financing, the Company faces the ultimate likelihood of business failure. There are no assurances that we will be able to raise any funds or establish any financing program for the Company’s growth.

4. We may not have or ever have the resources or ability to implement and manage growth strategy.

Although the Company expects to experience growth based on being able to implement its business plan, actual operations may never occur because the business plan may never be implemented because of lack of funds to do so. If the Company’s business plan and growth strategy are implemented, of which no assurances can be given, a significant strain on the Company’s management, operating systems and/or financial resources will be imposed. Failure by the Company’s management to manage this growth, if it occurs, or unexpected difficulties encountered during growth, could have a material adverse impact on the Company’s results of operations or financial condition.

The Company’s ability to operate profitably will depend upon a number of factors, including (i) identifying distribution channels, (ii) generating sufficient funds from our then existing operations or obtaining third-party financing or additional capital, (iii) the Company’s management team and its financial and accounting controls and (iv) staffing, training and retaining of skilled personnel, if any at all. Certain of these factors will be beyond the Company’s control and may be adversely affected by the economy or actions taken by competing companies. There can be no assurance that the Company will be able to execute and manage a growth strategy effectively or at all.

5. We may not be successful in hiring technical personnel because of the competitive market for qualified technical people.

The Company's future success depends largely on its ability to attract, hire, train and retain highly qualified technical personnel to provide the Company's services. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining the technical personnel it requires to conduct and expand its operations successfully and to differentiate itself from its competition. The Company's results of operations and growth prospects could be materially adversely affected if the Company were unable to attract, hire, train and retain such qualified technical personnel.

6. Our reliance on referrals from outside contacts to develop business may not be effective.

The Company initially will rely on our president and chief executive officer, Mr. Chen, for a majority of its leads and believes that independent outside sales reps will also be an important source of sales referrals in the foreseeable future. However, as is typical within the industry, there are no contractual requirements that an outside sales person use or recommend the Company. We currently have no contracts or agreements in place with any outside sales professional. No assurances can be given that using independent outside sales reps will result in any meaningful numbers of sales leads or referrals.

7. We will face competition from companies with significantly greater resources and name recognition.

The markets in which the Company will operate are characterized by intense competition from several types of solution and technical service providers. The Company expects to face further competition from new market entrants and possible alliances among competitors in the future as the convergence of information processing and telecommunications continues. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be better able to respond or adapt to new or emerging technologies and changes in client requirements or to devote greater resources to the development, marketing and sales of their services than the Company. There can be no assurance that the Company will be able to compete successfully. In addition, the Company will be faced with numerous competitors, both strategic and financial, in attempting to obtain competitive products. Many actual and potential competitors we believe are part of much larger companies with substantially greater financial, marketing and other resources than the Company, and there can be no assurance that the Company will be able to compete effectively against any of its future competitors.

8. There are significant potential conflicts of interest.

Our personnel will be required to commit substantial time to our affairs and, accordingly, these individual(s) (particularly our president and chief executive officer) may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, certain key personnel (particularly our president and chief executive officer) may become aware of business opportunities which may be appropriate for presentation to us, as well as other entities with which they are affiliated. As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

9. We are subject to the periodic reporting requirements of Section 15(d) of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from any new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

10. Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

-	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

-	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

-	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

11. The costs of being a public company could result in us being unable to continue as a going concern.

As a public company, we will have to comply with numerous financial reporting and legal requirements, including those pertaining to audits, quarterly reporting and internal controls. The costs of this compliance could be significant. If our revenues are insufficient, and/or we cannot satisfy many of these costs through the issuance of our shares, we may be unable to satisfy these costs through the normal course of business which would result in our being unable to continue as a going concern.

12. Having only one director limits our ability to establish effective independent corporate governance procedures and increases the control of our president and chief executive officer.

We have only one director who also serves as our president and chief executive officer. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, currently a vote of board members is decided in favor of the chairman (who is our president, and chief executive officer), which gives him complete control over all corporate issues.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president and chief executive officer’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

13. Resources may limit the Company’s ability to get access to products and/or manufacturers of key products.

WeWearables will have limited access to products for sale on the e-Commerce, vending machine and retail locations. Until we build relationships or have access to vendors and vendor terms, it will be difficult to purchase and resale wearable technologies.

Larger retailers may also have exclusive relationships with wearables products that WeWearables will not have access to, limiting WeWearables catalogs and products.

14. Product liability

Although WeWearables will be a reseller of wearable technology, we may be subject to product liability claims if people or properties are harmed by the products we sell. This liability may be mitigated by manufacturer. A significant product liability judgment or a widespread product recall may negatively impact on sales and profitability of the affected brand or all brands for a period of time depending on product availability, competitive reaction and consumer attitudes.

Risks Related to Our Common Stock

15. Because we have nominal assets and no revenue, we are considered a "shell company" and will be subject to more stringent reporting requirements.

The Securities and Exchange Commission ("SEC") adopted Rule 405 of the Securities Act and Exchange Act Rule 12b-2 which defines a shell company as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our balance sheet reflects that we have no cash or any other tangible asset and, therefore, we are defined as a shell company. The new rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the new rules do not prevent us from registering securities pursuant to S-1 registration statements. Additionally, the new rule regarding Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. If an acquisition is undertaken (of which we have no current intention of doing), we must file a current report on Form 8-K containing the information required pursuant to Regulation S-K within four business days following completion of the transaction together with financial information of the acquired entity. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. The SEC adopted a new Rule 144 effective February 15, 2008, which makes resales of restricted securities by shareholders of a shell company more difficult.

16. The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our company.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our company.

17. Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Articles of Incorporation at Article X provide for indemnification as follows: "No director or officer of the Corporation shall be personally liable to the Corporation or any of its stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer: (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law; or (ii) the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes. Any repeal or modification of an Article by the stockholders of the Corporation shall be prospective only, and shall not adversely affect any limitation of the personal liability of a director or officer of the Corporation for acts or omissions prior to such repeal or modification."

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

18. Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

Prior to the date of this prospectus, there has not been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. We have not found a market maker. There can be no assurance that we will find a market maker willing to file an application with FINRA on our behalf and if we do that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether

(i)	any market for our shares will develop;

(ii)	the prices at which our common stock will trade; or

(iii)	the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

If we become able to have our shares of common stock quoted on the OTCQB and/or OTCBB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCQB/OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCQB and OTCBB. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCQB or OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions. See “Plan of Distribution” and Risk Factor #22 below.

19. If we were designated a shell your ability to resell your shares would be limited.

All of the presently outstanding shares of our common stock are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which have become effective on August 15, 2008. Pursuant to the new Rule 144, one year must elapse from the time a “shell company,” as defined in Rule 405 of the Securities Act and Rule 12b-2 of the Exchange Act, ceases to be a “shell company” and files a Form 8-K addressing Item 5.06 with such information as may be required in a Form 10 Registration Statement with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. The Form 10 information or disclosure is equivalent to the information that a company would be required to file if it were registering a class of securities on Form 10 under the Exchange Act. Under amended Rule 144, restricted or unrestricted securities that were initially issued by a reporting or non-reporting shell company or a company that was at anytime previously a reporting or non-reporting shell company, can only be resold in reliance on Rule 144 if the following conditions are met:

1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company;

2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports; and

4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

At the present time, we are not classified as a “shell company” under Rule 405 of the Securities Act Rule 12b-2 of the Exchange Act. To the extent the Company is designated a shell, you would be unable to sell your shares under Rule 144.

20. Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Exchange Act establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

-	the basis on which the broker or dealer made the suitability determination, and

-	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

21. The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

-	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

-	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

-	"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

-	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

-	Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

22. Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not to offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one. See also “Plan of Distribution-State Securities-Blue Sky Laws.”

23. Our board of directors (consisting of one person, our president and chief executive officer) has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

24. The ability of our president, and chief executive officer to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our president, and chief executive officer, Mr. Chen will beneficially own an aggregate of approximately 76% of our outstanding common stock. Because of their beneficial stock ownership, our president, and chief executive officer will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president, and chief executive officer may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president and chief executive officer. This level of control may also have an adverse impact on the market value of our shares because our president and chief executive officer may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

25. All of our presently issued and outstanding common shares are restricted under Rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

All of the presently outstanding shares of common stock (20,050,000 shares) are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock every three months. As a result of revisions to Rule 144 which became effective on August 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

26. We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

27. Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors (currently one person) are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

28. You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

We are subject to certain informational requirements of the Exchange Act, as amended and we will be required to file periodic reports (i.e., annual, quarterly and material events) with the SEC which will be immediately available to the public for inspection and copying. In the event during the year that our registration statement becomes effective, these reporting obligations may be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8-A (of which we have no current plans to file). If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file such periodic reports with the SEC and access to our business information would then be even more restricted. After this registration statement on Form S-1 becomes effective, we may be required to deliver periodic reports to security holders as proscribed by the Exchange Act, as amended.  However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders and greater than $10 million in assets. This means that access to information regarding our business and operations will be limited. However, we plan to voluntarily continue reporting in the absence of an SEC reporting obligation.

29. We are an emerging growth company within the meaning of the Securities Act, and as a consequence of taking advantage of certain exemptions from reporting requirements that are available to emerging growth companies, our financial statements may not be comparable to companies that comply with public company effective dates.

We are an emerging growth company as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to Section 107 of the Jumpstart Our Business Startups Act, we may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards, meaning that we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have chosen to take advantage of the extended transition period for complying with new or revised accounting standards applicable to public companies to delay adoption of such standards until such standards are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

None.

ITEM 6.	Exhibits
	31	Certification of President pursuant to Exchange Act Rule 13a-14 and 15d-14.

	32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEWEARABLES, INC.

Date: January 9, 2015

/ s/ Thomas Chen

Thomas Chen

Title: Chief Executive Officer, President and Chief Financial Officer