Form 10-K
period 2015-03-31
WeWearables, Inc.
filed 2015-05-11
CIK 1617431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[ X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended March 31, 2015
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

WEWEARABLES, INC.

 (Exact name of registrant as specified in its charter)

Commission file number: 333-198615

Nevada	47-1100063
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Whitford, Irvine, CA	92602
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(714) 791-1305

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes [ ]    No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [x]  No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]     No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]      No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes [x]      No   []

As of September 30, 2014 (last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $0.

As of May 11, 2015, there were 20,412,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD LOOKING STATEMENTS

There are statements in this Annual Report that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Annual Report carefully, especially the risks discussed under “Risk Factors.” Although management believes that the assumptions underlying the forward looking statements included in this Annual Report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Annual Report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

  PART I

ITEM 1 BUSINESS

Overview

WeWearables, Inc., a Nevada corporation, (“WeWearables” “Company” “we,” “us,” or “our”) was incorporated on May 14, 2014. Most of the activity through March 31, 2015 involved incorporation efforts, development of our internet portal and mobile applications.

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

Market Overview

The term ‘Wearables” refers to any device or product which can be worn by a person to integrate computing in his daily activity. Wearable technology mainly consist of electronic devices including wristwear, armwear, headgear, belts, apparel/textiles, glasses, legwear, footwear, skin patches and more. Currently, the most popular wearable products are activity trackers wore on the belt or wrist, smart watches, smart clothing including shirts, headbands, hats, shoes and leggings, patches on your arm or back and implants in your ear or stomach.

Wearables are used to track movement, heart rate, sleep, temperature, respiration, skin conductance (bio feedback), brain activity, hydration, posture, glucose levels, oxygen levels and more. Most wearables require a smart phone to smart watch to collect and store the data and an app (mobile app) to view the results of the data. Stored data can be used to track trends and changes, providing valuable insight to wearable users.

The growth of the wearables market is being driven by many market conditions, including the development and adoption of new smart phone technology. Newer smart phone technology includes low energy Bluetooth radios (BLE) first introduced with the iPhone 4s, wireless charging coils introduced in 2013 by several smart phone manufacturers, low cost MEMS accelerometer, improve wireless and data connectivity and the ability for smart phones and wearable devices to offload signal processing from sensors and leveraging cloud computing technology to store data.

Combined, these market factors make it cheaper and easier for consumers to purchase and use wearable technology and to provide an easy way to track, store and manage data that is collected by their wearable devices.

Consumers are not the only ones utilizing Wearable technology. Hospitals, corporations, biotech industry, pharmaceutical industry, insurance providers and many others utilize wearable technology to help control costs, improve patient outcomes or support clinical studies.

Market Opportunity

Millions in advertising have been spent by companies such as Nike, Adidas, Qualcomm, Fitbit, WiThings, Jawbone and others to educate the market about wearable technology. Almost of these devices only provide general trending and tracking of your fitness or activity levels.

  Many people enjoy using these devices, but at some point users get a really good idea of how many steps or how much activity they’ve had on a day without even using the device. Customers are now looking for smart devices that better help them track and manage their specific needs or healthcare conditions such as COPD, sleep, obesity, diabetes, etc.

The wearable technology is possible now because so many people own a smartphone or a tablet. This provides the computing power, Internet or Bluetooth connectivity and apps to view your results. For wearable companies, this makes it feasible to have a lower cost product or sensor technology without having to build in all the connectivity, computing power and software.

Competition

The wearables market faces significant competition. The notable large competitors are online resellers such as Amazon and brick and mortar stores such as BestBuy, Walmart and sporting goods stores. Additionally, we face competition from direct sales by the device makers Apple, Google, Samsung, Sony, Epson, LG, Intel, Nike, Adidas, Qualcomm, Fitbit, WiThings, and Jawbone. Currently, there is no dominant industry leader. We plan to provide specialized best in market products through our distribution channels. The Company expects to face further competition from new market entrants and possible alliances among competitors in the future as the convergence of information processing and telecommunications continues. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be better able to respond or adapt to new or emerging technologies and changes in client requirements or to devote greater resources to the development, marketing and sales of their services than the Company. There can be no assurance that the Company will be able to compete successfully. In addition, the Company will be faced with numerous competitors, both strategic and financial, in attempting to obtain competitive products. Many actual and potential competitors we believe are part of much larger companies with substantially greater financial, marketing and other resources than the Company, and there can be no assurance that the Company will be able to compete effectively against any of its future competitors.

Intellectual Property

We have no patents or trademarks.

Government Regulation and Industry Standards

The US Food and Drug Administration has proposed to largely deregulate a sizable list of Class II and Class I medical devices and no longer require their makers to go through the 510(k) process. The agency made clear the deregulatory move would not necessarily exempt the device makers from other steps like appropriately registering and labeling their wares as medical devices or quality systems requirements.

Among the product codes the FDA listed, a handful are ones that digital health device clearances have used in recent years — or even recent months. That means fast followers could be in a position to launch sooner with less regulatory constraints, and incumbents may be able to iterate their already-cleared products more quickly.

Thermometers. The FDA has removed 510(k) requirements for clinical digital thermometers, which include smartphone-enabled, peel-and-stick temperature-sensing patches.

Smart Body Scales. Many of the wireless-enabled weight scales in the market today have 510(k) clearance from the FDA because they offer body fat analysis via impedance, which sends a low-level, electrical zap through the body.

Ophthalmic cameras. Smartphone peripherals that turn the device into ophthalmic cameras no longer need to seek 510(k) clearance under FDA’s draft guidance document.

Additional products The FDA’s full list also includes a number of hearing aid devices and supporting software, which might mean some hearing aid management apps no longer need to go through 510(k). The document could affect the regulatory status of many other digital health devices.

See http://www.fda.gov/downloads/MedicalDevices/DeviceRegulationandGuidance/GuidanceDocuments/UCM407292.pdf

Employees

As of May 11, 2015, we had one employee which serves as our president, and chief executive officer, Mr. Chen. During fiscal year ending March 31, 2015 (dependent on financing and available working capital), Mr. Chen will devote at least twenty (20) hours a week to us and may increase the number of hours as necessary. Mr. Chen is allowed to devote this time to our Company as he is not limited or restricted from being involved with us by his current employer.  Mr. Chen is under no contractual agreement with the Company. However, our president, and chief executive officer’s current plan is to provide all administrative and planning work as well as perform the basic coding for software and initial marketing efforts on his own without any cash compensation while he seeks other sources of funding for the Company and its business plan.

Mr. Chen has been initially compensated through the form of common stock or equity in the Company, and will continue to forego cash payments for his services until the Company is profitable. Beyond Mr. Chen’s services, we have currently been working with an independent software development firm, which has been utilized on an “as needed” basis, and we may in the future use other independent contractors and consultants to assist in many aspects of our business on an “as needed” or per project basis pending adequate financial resources being available or their ability to defer payment for their services.

There is no written employment contract or agreement in place with our president and chief executive officer.

Property

Our office and mailing address is 7 Whitford, Irvine, CA 92602. The space is provided to us by Mr. Chen. Mr. Chen incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

Litigation

We are not party to any pending, or to our knowledge, threatened litigation of any type.

Reports to security holders.

(1) To the extent required by federal and state law, the Company will deliver an annual report to security holders.

(2) The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Exchange Act.

(3) The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

ITEM 1.A	RISK FACTORS

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk. If any of the following risk were to occur, then our business, financial condition, results of operations and/or prospects could be materially adversely affected. If that happens, the market price of our common stock, if any, could decline, and investors may lose all or part of their investment.

Risks Related to the Business

1.	WeWearables has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

WeWearables is an early stage company and has virtually no financial resources. We had a cash balance of $131,448 as of March 31, 2015. We have working capital deficit of $87,584 and a stockholders’ deficit of $87,584 at March 31, 2015. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the period ended March 31, 2015 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We may seek additional financing. The financing sought may be in the form of equity or debt financing from various sources as yet unidentified. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

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

WeWearables’s operations and business strategy are completely dependent upon the knowledge and business connections of Mr. Chen our president and chief executive officer. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason or becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this filing. We will likely fail without the services of Mr. Chen or an appropriate replacement(s).

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

The Company was formed in May 2014. All of our efforts to date have related to developing our business plan and beginning business activities. Through March 31, 2015, we had no operating revenues. We face a high risk of business failure. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which the Company will operate. There can be no assurance that future revenues will occur or be significant enough or that we will be able to sell its products and services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company’s website and the successful implementation of its planned growth strategy.

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

16. Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (150,000,000) shares but unissued (129,578,000) shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, further dilute common stock book value, and that dilution may be material.

17. The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our company.

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

18. Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

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

19. Currently, there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

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

Our president, and chief executive officer, Mr. Chen beneficially owns an aggregate of 83.28% of our outstanding common stock assuming the sale of all shares being registered. Because of their beneficial stock ownership, our president, and chief executive officer will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president, and chief executive officer may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president and chief executive officer. This level of control may also have an adverse impact on the market value of our shares because our president and chief executive officer may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

25. All of our presently issued and outstanding common shares are restricted under Rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

Of the presently outstanding shares of common stock, 20,050,000 shares are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock every three months. As a result of revisions to Rule 144 which became effective on August 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

 None.

ITEM 2. PROPERTIES

The Company utilizes rented offices at 7 Whitford, Irvine, CA 92602. The space is provided to us by Mr. Chen. Mr. Chen incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement

ITEM 3. LEGAL PROCEEDINGS

We have no outstanding, material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCAHSES OF EQUITY SECURITIES

(a) Market Information.

The Company’s common stock is currently quoted on the OTC Markets and OTC Bulletin Board under the symbol “WWRB”.   The following table sets forth the high and low per share sales prices for our common stock for each of the quarters as reported by the OTC Markets.

Quarter Ended	High		Low

June 30, 2014	$	N/A	$	N/A
September 30, 2014		N/A		N/A
December 31, 2014		N/A		N/A
March 31, 2015	$	N/A	$	N/A

There was no closing price of our common stock as reported on the OTC Markets on May 11, 2015.

Description of Securities

The Company is authorized by its Certificate of Incorporation to issue an aggregate of 175,000,000 shares of capital stock, of which 150,000,000 are shares of common stock, par value $0.001 per share (the "Common Stock") and 25,000,000 are shares of preferred stock, par value $0.001 per share (the “Preferred Stock”). As of May 11, 2015, 20,412,000 shares of Common Stock were issued and outstanding.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 25,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by our board of directors. No shares of preferred stock have been designated, issued or were outstanding as of May 11, 2015. Accordingly, our board of directors is empowered, without stockholder approval, to issue up to 25,000,000 shares of preferred stock with voting, liquidation, conversion, or other rights that could adversely affect the rights of the holders of the common stock. Although we have no present intention to issue any shares of preferred stock, there can be no assurance that we will not do so in the future.

Among other rights, our board of directors may determine, without further vote or action by our stockholders:

-	the number of shares and the designation of the series;

-	whether to pay dividends on the series and, if so, the dividend rate, whether dividends will be cumulative and, if so, from which date or dates, and the relative rights of priority of payment of dividends on shares of the series;

-	whether the series will have voting rights in addition to the voting rights provided by law and, if so, the terms of the voting rights;

-	whether the series will be convertible into or exchangeable for shares of any other class or series of stock and, if so, the terms and conditions of conversion or exchange;

-	whether or not the shares of the series will be redeemable and, if so, the dates, terms and conditions of redemption and whether there will be a sinking fund for the redemption of that series and, if so, the terms and amount of the sinking fund; and

-	the rights of the shares of the series in the event of our voluntary or involuntary liquidation, dissolution or winding up and the relative rights or priority, if any, of payment of shares of the series.

We presently do not have plans to issue any shares of preferred stock. However, preferred stock could be used to dilute a potential hostile acquirer. Accordingly, any future issuance of preferred stock or any rights to purchase preferred shares may have the effect of making it more difficult for a third party to acquire control of us. This may delay, defer or prevent a change of control in our Company or an unsolicited acquisition proposal. The issuance of preferred stock also could decrease the amount of earnings attributable to, and assets available for distribution to, the holders of our common stock and could adversely affect the rights and powers, including voting rights, of the holders of our common stock.

Common Stock

Our certificate of incorporation authorizes the issuance of 150,000,000 shares of common stock. There are 20,412,000 shares of our common stock issued and outstanding at May 11, 2015. The holders of our common stock:

-	have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

-	are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

-	do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

-	are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders

See also Plan of Distribution regarding negative implications of being classified as a “Penny Stock.”

Authorized but Unissued Capital Stock

Nevada law does not require stockholder approval for any issuance of authorized shares. These additional shares may be used for a variety of corporate purposes, including future public offerings to raise additional capital or to facilitate corporate acquisitions.

One of the effects of the existence of un-issued and unreserved common stock (and/or preferred stock) may be to enable our board of directors to issue shares to persons friendly to current management, which issuance could render more difficult or discourage an attempt to obtain control of our board by means of a merger, tender offer, proxy contest or otherwise, and thereby protect the continuity of our management and possibly deprive the stockholders of opportunities to sell their shares of our common stock at prices higher than prevailing market prices.

The description of certain matters relating to the securities of the Company is a summary and is qualified in its entirety by the provisions of the Company's Certificate of Incorporation and By-Laws.

In order to qualify for listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $4,000,000 or market capitalization of $50,000,000 or net income for two of the last three years of $750,000; (ii) public float of 1,000,000 shares with a market value of $5,000,000; (iii) a bid price of $4.00; (iv) three market makers; (v) 300 shareholders and (vi) an operating history of one year or, if less than one year, $50,000,000 in market capitalization. For continued listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $2,000,000 or market capitalization of $35,000,000 or net income for two of the last three years of $500,000; (ii) a public float of 500,000 shares with a market value of $1,000,000; (iii) a bid price of $1.00; (iv) two market makers; and (v) 300 shareholders.

If, after a business combination, we do not meet the qualifications for listing on the Nasdaq SmallCap Market. On April 7, 2000, the Securities and Exchange Commission issued a clarification with regard to the reporting status under the Securities Exchange Act of 1934 of a non-reporting company after it acquired a reporting “blank check” company. This letter clarified the Commission’s position that such Company would not be a successor issuer to the reporting obligation of the “blank check” company by virtue of Exchange Act Rule 12g-3(a).

We intend that any merger we undertake would not be deemed a “back door” registration since we would remain the reporting company and the Company that we merge with would not become a successor issuer to our reporting obligations by virtue of Commission Rule 12g-3(a).

(b) Holders

As of May 11, 2015, there were approximately 42 holders of record of our common stock.

(c) Dividends.

The Registrant has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Registrant's business.

(d) Securities Authorized for Issuance under Equity Compensation Plans .

None.

(e) Recent Sale of Unregistered Securities

In May 2014, the Company issued 17,000,000 shares of our common stock to Thomas Chen, our president,as founder shares.

In May 2014, the Company issued 3,000,000 shares of our common stock for services.

In September 2014, the Company issued 50,000 shares of our common stock for services.

In January 2015, we completed a public offering whereby we sold 362,000 shares of our common stock at $0.10 per share for total gross proceeds of $36,200.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions;

•	We placed restrictive legends on all certificates issued;

•	No sales were made by general solicitation or advertising;

•	Sales were made only to accredited investors

In connection with the above transactions, we provided the following to all investors:

•	Access to all our books and records.

•	Access to all material contracts and documents relating to our operations.

•	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

The Company’s Board of Directors has the power to issue any or all of the authorized but unissued Common Stock without stockholder approval. The Company currently has no commitments to issue any shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended March 31, 2015 and 2014. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Company Overview

WeWearables, Inc., a Nevada corporation, (“WeWearables” “Company” “we,” “us,” or “our”) was incorporated on May 14, 2014. Most of the activity through March 31, 2015 involved incorporation efforts, development of our internet portal and mobile applications.

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

Recently Issued Accounting Pronouncements

Refer to the notes to the financial statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during the current year.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America ("US GAAP") requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions. The following accounting policies require significant management judgments and estimates.

We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from these estimates.

Results of Operations

Period from May 14, 2014 (date of inception) to March 31, 2015

Development, General and Administrative Expenses

Development, general and administrative expenses were $139,752 for May 14, 2014 (inception) to March 31, 2015.  The expenses consisted primarily of $26,250 for website, $84,490 for accounting expenses and legal fees, and $20,000 for stock compensation.

Interest Expense

Interest expense arisen from related party loan was $4,032 for May 14, 2014 (inception) to March 31, 2015.

Liquidity and Capital Resources

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for May 14, 2014 (date of inception) to March 31, 2015:

May 14, 2014 (inception) to March 31,
2015
Operating Activities	$(14,752)
Investing Activities	—
Financing Activities	146,200
Net Effect on Cash	$74,787

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

As of March 31, 2015, we owed $75,000 in connection with organizational costs, professional services related to this offering, business and framework development costs incurred. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses and to our as “needed basis” software development firm as further described below. There are no other significant liabilities at March 31, 2015.

On August 19, 2014, the Company issued a note payable to a related party, our CEO, Thomas Chen for $110,000. The note was paid off as of April 2015.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Going Concern

We have sufficient working capital currently and may secure additional working capital through loans or sales of common stock. Our financial statements for the period ended March 31, 2015 include a "going concern" footnote contingent on us to be able to raise working capital to grow our operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WeWearables, Inc.

March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

WeWearables, Inc.

We have audited the accompanying balance sheet of WeWearables, Inc. (“Company”) as of March 31, 2015 and the related statement of operations, changes in stockholders’ equity and cash flows for the period from May 14, 2014 (inception) to March 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WeWearables, Inc. as of March 31, 2015, and the result of its operations and its cash flows for the period from May 14, 2014 (inception) to March 31, 2015 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had minimal revenues and earnings since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3, which includes achieving profitable operations and raising additional funds through financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TAAD, LLP

Walnut, CA. 91789

May 11, 2015

WeWearables, Inc.

Balance Sheet

March 31, 2015

ASSETS

CURRENT ASSETS:
Cash	$131,448

TOTAL ASSETS	$131,448

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$105,000
Note payable and interest payable – related party	114,032
TOTAL LIABILITIES	219,032

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued or outstanding	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 20,412,000 shares issued and outstanding	20,412
Additional paid in capital	35,788
Accumulated deficit	(143,784)
TOTAL STOCKHOLDERS’ DEFICIT	(87,584)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$131,448

The accompanying notes are an integral part of these financial statements.

WeWearables, Inc.

Statement of Operations

For the Period May 14, 2014 (inception) through March 31, 2015

May 14, 2014 (inception) through March 31, 2015
Revenue	$—
Cost of sales	—
Gross Profit	—
Operating expense:
General and administrative expenses	(139,752)
Loss from operations	(139,752)
Interest expense	(4,032)
Loss before provision for income tax	(143,784)
Provision for income taxes	—

Net loss	$(143,784)
Basic and diluted loss per share	$(0.01)
Weighted average common shares outstanding – basic and diluted	20,117,656

The accompanying notes are an integral part of these financial statements.

Statement of Changes in Stockholders’ Deficit

For the Period from May 14, 2014 (inception) through March 31, 2015

	Common Stock	Common Stock Amount	Additional Paid-in-capital	Accumulated Deficit	Total
Balance - May 14, 2014 (date of inception)	-	$-	$-	$-	$-
Shares issued for founder’s shares	17,000,000	17,000	(17,000)	-	-
Shares issued for services	3,050,000	3,050	16,950	-	20,000
Shares issued for cash	362,000	362	35,838	-	36,200
Net loss	-	-	-	(143,784)	(143,784)
Balance –March 31, 2015	20,412,000	$20,412	$35,788	$(143,784)	$(87,584)

The accompanying notes are an integral part of these financial statements.

WeWearables, Inc.

Statement of Cash Flows

For the Period from May 14, 2014 (inception) through March 31, 2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(143,784)
Stock compensation expense	20,000
Change in operating assets and liabilities:
Accrued expenses	105,000
Accrued interest payable - related party	4,032

Net Cash Used In Operating Activities	(14,752)

CASH FLOW FROM FINANCING ACTIVITIES:
Note payable – related party	110,000
Stock issued for cash	36,200
Net Cash Provided By Financing Activities	146,200

CHANGE IN CASH	131,448
CASH AT BEGINNING OF PERIOD	—
CASH AT END OF PERIOD	$131,448

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$—
Income taxes	$—

The accompanying notes are an integral part of these financial statements.

WeWearables, Inc.

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

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

i. Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the period ended March 31, 2015, thereby no longer presenting or disclosing any information required by Topic 915.

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a negative working capital of $87,584 and an accumulated deficit of $143,784 at March 31, 2015. As of March 31, 2015, the Company had not generated any revenue and had no committed sources of capital or financing.

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

NOTE 4 – NOTE PAYABLE – RELATED PARTY

On August 19, 2014, the Company issued a note payable to a related party, our CEO, Thomas Chen for $110,000. The notes are due on March 31, 2015 and have an interest rate of 6%. As of March 31, 2015, there is $4,032 of accrued interest.

NOTE 5 – SHARE CAPITAL

The Company is authorized to issue 150,000,000 shares of common stock and 25,000,000 shares of preferred stock. The Company issued 17,000,000 shares of its common stock to its president, and chief executive officer as founder shares. The Company issued 3,050,000 shares of our common stock for services with a value attributed to them of $20,000.

In January 2015, we completed a public offering whereby we sold 362,600 shares of our common stock at $0.10 per share for total gross proceeds of $36,200.

At March 31, 2015, there are 20,412,000 shares of common stock issued and outstanding.

NOTE 6 – COMMITMENTS

The Company is obligated to certain professionals for $2,500 per month for a year related to the building of its website and mobile applications on a month to month basis. The Company is obligated to certain professionals for $7,500 per month related to accounting and legal services. The Company in its capacity is solely obligated for these fees.

NOTE 7 – INCOME TAXES

As of March 31, 2015, the Company had net operating loss carry forwards of $143,784 that may be available to reduce future years’ taxable income through 2033.

As of March 31, 2015

Deferred tax assets:
Net operating tax carryforwards	$56,075
Other	—
Gross deferred tax assets	56,075
Valuation allowance	(56,075)

Net deferred tax assets	$—

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a 100% valuation allowance due to the management determined that it is more likely than not that the U.S. federal and state deferred tax assets as of March 31, 2015 will not be realized.

Reconciliation between the provision for income taxes and the expected tax benefit using the federal statutory rate of 34% and state statutory rate of 5.0% for 2014 is as follows:

2014
Income tax benefit at federal statutory rate	-34.00%
State income tax benefit, net of effect on federal taxes	-5.00%
Increase in valuation allowance	39.00%
Income tax expense	—

NOTE 8 – SUBSEQUENT EVENTS

Management performed an evaluation of the Company’s activity through the date these financials were issued to determine if they must be reported. Accept for the following, the management of the Company determined that there were no reportable events to disclose. On April 29, 2015, the Company paid the outstanding note payable and accrued interest in full.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC`s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2015, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The internal controls for the Company are provided by executive management's review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

 The following table contains information as of March 31, 2015 as to each Director of the Company:

Name	Age	Title
Thomas Chen	47	President, Chief Executive Officer, Chief Financial Officer and Chairman

Thomas Chen – Mr. Thomas Chen has served as Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of WeWearables since inception in May 2014. He oversees operations, accounting and financial aspects of the company to accomplish strategic, marketing and visionary actions.

From 1994 to 2012, Mr. Chen was President of Chenco, Inc. a Sports memorabilia corporation. Mr. Chen worked exclusively for Muhammad Ali, Joe Namath, Sandy Koufax having full responsibility for signature signings, including appearances with retired athlete in corporate event and trade shows throughout the country. Mr. Chen implemented company vision, long-range strategic planning, and product management. From 1999 to 2003, Mr. Chen was Vice President of Salvin, Inc. He managed sales and product designs for plush toy division. Additionally, he developed and implemented business development, sales, marketing, product designs, and PR strategies to acquire new customers and retain existing accounts. Total sales volume exceeded $40 million. Mr. Chen attended Orange Coast College from 1985 to 1987 focusing on business.

Family Relationships.

None.

Involvement in Certain Legal Proceedings

No executive officer or director has been involved in the last ten years in any of the following:

·	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

·	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

·	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

·	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

·	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

·	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions. Our board of directors performs the functions of audit, nominating and compensation committees. No member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

Director Nominations

As of March 31, 2015, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows, for the period from May 14, 2014 (inception) to March 31, 2015, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
[1] Thomas Chen CEO, CFO and Director	2015	-	-	$85,000	-	-	-	-	$85,000

1Mr. Chen received 17,000,000 shares of common stock of the Company as founder shares. The Company does not intend on issuing any additional shares to Mr. Chen for organizational services or for his activities as an officer or director for the foreseeable future. The Company has valued these shares at $85,000.

Narrative disclosure to Summary Compensation

There is no formal employment arrangement with Mr. Chen at this time. Mr. Chen’s compensation has not been fixed or based on any percentage calculations. He will make all decisions determining the amount and timing of his compensation and, for the immediate future, has elected not to receive any compensation which permits us to meet our financial obligations.

Equity Awards

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the period ended March 31, 2015 except as stated above. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units, if any, held by our named executive officers vested during the period ended March 31, 2015. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of March 31, 2015 that would be compensatory to the officer. The Company has not issued any awards to its named executive officers. The Company and its Board of Directors may grant awards as it sees fit to its employees as well as key consultants.

Compensation of Directors

During our fiscal year ended March 31, 2015, we did not provide compensation to any of our directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Compensation Committee Interlocks and Insider Participation

Our board of directors is comprised of Thomas Chen, our President and Chief Executive Officer. The entire board of directors performs the functions that would be performed by a compensation committee. All of the directors participate in deliberations concerning the compensation paid to executive officers.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2015. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Thomas Chen

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 11, 2015, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner(1)	Number of Shares(2)	Percentage of Outstanding Shares of Common Stock (2)

Thomas Chen(3)	17,000,000	83.3%
All officers and directors as a group (one person)	17,000,000	83.3%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o WeWearables, Inc., 7 Whitford, Irvine, CA 92602.
(2)	Applicable percentage ownership is based on 20,412,000 shares of common stock outstanding as of May 11, 2015, together with securities exercisable or convertible into shares of common stock within 60 days of May 11, 2015. The percent of common stock owned is calculated using the sum of (A) the number of shares of common stock owned and (B) the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the numerator, and the sum of (Y) the total number of shares of common stock outstanding (and the number of warrants and options of the Beneficial Owner that are exercisable within 60 days, as the denominator.

(3)	Officer and director of the Company. Mr. Chen received 17,000,000 founder’s shares of the Company on May 15, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our office and mailing address is 7 Whitford, Irvine, CA 92602. The space is provided to us by Mr. Chen. Mr. Chen incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

The Company issued 17,000,000 shares of its common stock to its president, and chief executive officer, and chief financial officer, Mr. Chen for founder’s shares.

On August 19, 2014, the Company issued a note payable to a related party, our CEO, Thomas Chen for $110,000. The notes are due on March 31, 2015 and have an interest rate of 6%. As of March 31, 2015, there is $4,032 of accrued interest.

Corporate Governance and Director Independence.

The Company has not:

•	established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current director would not be deemed to be “independent” under any applicable definition given that he is an officer of the Company; nor

•	established any committees of the board of directors.

Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires any corporate governance committees at this time.

As of the date hereof, the entire board serves as the Company’s audit committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

On August 19, 2014, we engaged TAAD, LLP (“TAAD”) our new independent registered public accounting firm. The appointment of TAAD was approved by our Board of Directors. During the fiscal year ended March 31, 2015, we did not consult with TAAD on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and TAAD did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees

During the year ended March 31, 2015, the Company paid TAAD approximately $4,775 for auditing services they performed throughout those years.

Tax Fees

During the year ended March 31, 2015, our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees

During the year ended March 31, 2015, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor.  In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

1. Audit services include audit work performed of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are reasonably related to the audit or review of our financial statements.

3. Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with products or services not captured in the other categories.

PART IV

ITEM 15                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following financial statements of WeWearables, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm.

Balance Sheet as of March 31, 2015.

Statement of Operations for the period from inception through March 31, 2015.

Statements of Stockholders’ Equity for the period from inception through March 31, 2015.

Statements of Cash Flows for the period from inception through March 31, 2015.

Notes to Financial Statements.

2.	Financial Statement Schedule(s):

 All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

3.1	Articles of Incorporation (1)
3.2	By-Laws(1)
10.1	Form Note Agreement (1)
14.1	Code of Ethics (1)
101.INS	INS XBRL Instance Document *
101.SCH	SCH XBRL Schema Document *
101.CAL	CAL XBRL Calculation Linkbase Document *
101.DEF	DEF XBRL Definition Linkbase Document *
101.LAB	LAB XBRL Label Linkbase Document *
101.PRE	PRE XBRL Presentation Linkbase Document *
31	Certification of Chief Executive Officer and Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

(1) Incorporated herein by reference from the Company’s Form S-1/A filed with the Securities and Exchange Commission on December 10, 2014.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 11, 2015	WEWEARABLES, INC.

By: /s/ Thomas Chen
Name: Thomas Chen
Title: President and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)