Form 10-Q
period 2015-09-30
WeWearables, Inc.
filed 2015-11-03
CIK 1617431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2015

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2015
Common Stock, $.001 par value	20,412,000

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
	Balance Sheet as of September 30, 2015 (unaudited) and March 31, 2015	3
	Statements of Operations for the Three and Six Months Ended September 30, 2015 and the Three Months Ended September 30, 2014 and Period from May 14, 2014 (inception) through September 30, 2014 (unaudited)	4
	Statement of Cash Flows for the Six Months Ended September 30, 2015 and Period from May 14, 2014 (inception) through September 30, 2014 (unaudited)	5
	Notes to Financial Statements (unaudited)	6
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19
ITEM 4T.	CONTROLS AND PROCEDURES	19
PART II	OTHER INFORMATION	21
ITEM 1	LEGAL PROCEEDINGS	21

ITEM 1A	RISK FACTORS	21

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	32

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	32

ITEM 4	(REMOVED AND RESERVED)	32

ITEM 5	OTHER INFORMATION	32

ITEM 6	EXHIBITS	32

PART I - FINANCIAL INFORMATION

ITEM I — FINANCIAL STATEMENTS

WeWearables, Inc.

Balance Sheets

	September 30, 2015 (Unaudited)	March 31, 2015
ASSETS
CURRENT ASSETS:
Cash	$7,095	$131,448

TOTAL ASSETS	$7,095	$131,448

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$148,500	$105,000
Note payable and interest payable – related party	—	114,032
TOTAL LIABILITIES	148,500	219,032

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 20,412,000 shares issued and outstanding	20,412	20,412
Additional paid in capital	35,788	35,788
Accumulated deficit	(197,605)	(143,784)
TOTAL STOCKHOLDERS’ DEFICIT	(141,405)	(87,584)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,095	$131,448

The accompanying notes are an integral part of these financial statements.

WeWearables, Inc.

Statement of Operations

For the Three and Six Months Ended September 30, 2015 and the Three Months Ended September 30, 2014 and Period from May 14, 2014 (inception) through September 30, 2014 (Unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,	Six Months Ended September 30,	Period from May 14, 2014 (inception) through September 30,
	2015	2014	2015	2014

Revenue	$—	$—	$—	$—

Expenses:
Development, general and administration	17,231	30,000	53,297	68,777

Operating loss	17,231	30,000	53,297	68,777

Interest expense	—	—	(524)	(741)

Net loss	$(17,231)	$(30,000)	$(53,821)	$(69,518)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	20,412,000	20,015,217	20,412,000	20,010,145

The accompanying notes are an integral part of these financial statements.

WeWearables, Inc.

Statement of Cash Flows

For the Six Months Ended September 30, 2015 and the Period from May 14, 2014 (inception) through September 30, 2014 (Unaudited)

	Six Months Ended September 30, 2015	Period from May 14, 2014 (inception) through September 30, 2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(53,821)	$(69,518)
Stock compensation expense	—	20,000
Change in current assets and liabilities: Accrued expenses	43,500	45,665
Accrued interest payable - related party	(4,032)	741

Net Cash Provided by (Used In) Operating Activities	(14,353)	(3,112)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment note payable – related party	(110,000)	110,000

Net Cash Used In Financing Activities	(110,000)	110,000

CHANGE IN CASH	(124,353)	106,888
CASH AT BEGINNING OF PERIOD	131,448	—
CASH AT END OF PERIOD	$7,095	$106,888

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$4,032	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

WeWearables, Inc.

Notes to the Financial Statements

September 30, 2015

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Accounting

The unaudited consolidated financial statements were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with US GAAP was omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2015 included in our Annual Report on Form 10-K. The results of the three and six months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending March 31, 2016. The Company has elected a March 31 fiscal year-end.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a negative working capital of $141,405 and an accumulated deficit of $197,605 at September 30, 2015. As of September 30, 2015, the Company had not generated any revenue and had no committed sources of capital or financing.

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

At September 30, 2015, there are 20,412,000 shares of common stock issued and outstanding.

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

WeWearables, Inc., a Nevada corporation, (“WeWearables” “Company” “we,” “us,” or “our”) was incorporated on May 14, 2014. Most of the activity through September 30, 2015 involved incorporation efforts, development of our internet portal and mobile applications.

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

Results from Operations

Three Months Ending September 30, 2015 and 2014

Development, General and Administrative Expenses

Development, general and administrative expenses were $17,231 and $30,000 for the three months ended September 30, 2015 and 2014, respectively.  The expenses for the three months ended September 30, 2015 consisted primarily of $7,500 for website, $7,100 for accounting expenses and legal fees. The expenses for the three months ended September 30, 2014 consisted primarily of $7,500 for website development, $5,000 for stock compensation, and $26,265 for accounting expenses and legal fees.

Interest Expense

Interest expense arisen from related party loan was zero and $741 for the three months ended September 30, 2015 and 2014, respectively.

Six Months Ending September 30, 2015 and Period from May 14, 2014 (inception) to September 30, 2014

Development, General and Administrative Expenses

Development, general and administrative expenses were $53,297 and $68,777 for the six months ended September 30, 2015 and period from May 14, 2014 to September 30, 2014, respectively.  The expenses for the six months ended September 30, 2015 consisted primarily of $15,000 for website, $33,880 for accounting expenses and legal fees. The expenses for the period from May 14, 2014 to September 30, 2014 consisted primarily of $11,250 for website development, $20,000 for stock compensation, and $37,515 for accounting expenses and legal fees.

Interest Expense

Interest expense arisen from related party loan was $524 and $714 for the six months ended September 30, 2015 and period from May 14, 2014 to September 30, 2014, respectively.

Liquidity

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended September 30, 2015 and the period from May 14, 2014 (date of inception) to September 30, 2014:

	Six Months Ended September 30, 2015	May 14, 2014 (inception) to September 30, 2014

Operating Activities	$(14,353)	$(3,112)
Investing Activities	—	—
Financing Activities	(110,000)	110,000
Net Effect on Cash	$(124,353)	$106,888

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

Private capital, if sought, we believe will be sought from former business associates of our president and chief executive officer or through private investors referred to us by those same business associates. To date, we have received a loan for $110,000 through Mr. Chen, our CEO and President which was repaid in April 2015. We have limited our cash use to approximately $5,000 per month. Our cash can sustain our current operations for approximately 12 months.

If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible. We cannot predict the likelihood or source of raising capital or funds that may be needed to complete the development of our business plan and its stages as outlined above.

We are a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. We are subject to the reporting requirements of the Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate that these costs will range up to $50,000 per year over the next few years and may be significantly higher if our business volume and transactional activity increases but should be lower during our first year of being public because our overall business volume (and financial transactions) will be lower, and we will not yet be subject to the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 relating to having our independent registered public accounting firm attest to, and report on, management’s assessment of its internal controls until we exceed $75 million in market capitalization (if ever). These obligations will certainly reduce our ability and resources to expand our business plan and activities. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling outstanding obligations (i.e. issuance of restricted shares of our common stock) and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of these efforts. We will also reduce compensation levels paid to management (if we attract or retain outside personnel to perform this function) if there is insufficient cash generated from operations to satisfy these costs.

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

As of September 30, 2015, we owed $148,500 in connection with organizational costs, professional services related to this offering, business and framework development costs incurred. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses and to our as “needed basis” software development firm as further described below. Other than the above, there are no other significant liabilities at September 30, 2015.

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

Going Concern

We have sufficient working capital currently and may secure additional working capital through loans or sales of common stock. Our unaudited financial statements for the quarter ended September 30, 2015 include a "going concern" footnote contingent on us to be able to raise working capital to grow our operations.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2015, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ending September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WeWearables is an early stage company and has virtually no financial resources. We had a cash balance of $7,095 as of September 30, 2015. We have working capital deficit of $141,405 and a stockholders’ deficit of $197,605 at September 30, 2015. We may seek additional financing. The financing sought may be in the form of equity or debt financing from various sources as yet unidentified. Most if not all of our efforts will be spent on the development of our web portal. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

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

The Company was formed in May 2014. All of our efforts to date have related to developing our business plan and beginning business activities. Through September 30, 2015, we had no operating revenues. We face a high risk of business failure. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which the Company will operate. There can be no assurance that future revenues will occur or be significant enough or that we will be able to sell its products and services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company’s website and the successful implementation of its planned growth strategy.

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

Date: November 3, 2015

/ s/ Thomas Chen

Thomas Chen

Title: Chief Executive Officer, President and Chief Financial Officer