Form 10-Q
period 2015-12-31
WeWearables, Inc.
filed 2016-01-19
CIK 1617431

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 2015

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

Large Accelerated Filer [ ] Accelerated Filer [ ] Non-accelerated Filer [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 19, 2016
Common Stock, $.001 par value	20,412,000

INDEX

		Page No.
PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS:
	Balance Sheet as of December 31, 2015 (unaudited) and March 31, 2015	3
	Statements of Operations for the Three Months Ended December 31, 2015 and 2014 and the Nine Months Period Ended December 31, 2015 and for the Period from May 14, 2014 (inception) through December 31, 2014 (unaudited)	4
	Statement of Cash Flows for the Nine Months Ended December 31, 2015 and Period from May 14, 2014 (inception) through December 31, 2014 (unaudited)	5
	Notes to Financial Statements (unaudited)	6
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19
ITEM 4T.	CONTROLS AND PROCEDURES	19
PART II	OTHER INFORMATION	21
ITEM 1	LEGAL PROCEEDINGS	21

ITEM 1A	RISK FACTORS	21

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	32

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	32

ITEM 4	(REMOVED AND RESERVED)	32

ITEM 5	OTHER INFORMATION	32

ITEM 6	EXHIBITS	32

ITEM I — FINANCIAL STATEMENTS

WeWearables, Inc.

Balance Sheets

	December 31, 2015 (Unaudited)	March 31, 2015
ASSETS
CURRENT ASSETS:
Cash	$5,141	$131,448

TOTAL ASSETS	$5,141	$131,448

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$154,500	$105,000
Note payable and interest payable – related party	—	114,032
TOTAL LIABILITIES	154,500	219,032

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 20,412,000 shares issued and outstanding	20,412	20,412
Additional paid in capital	35,788	35,788
Accumulated deficit	(205,559)	(143,784)
TOTAL STOCKHOLDERS’ DEFICIT	(149,359)	(87,584)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,141	$131,448

The accompanying notes are an integral part of these unaudited financial statements.

WeWearables, Inc.

Statement of Operations

For the Three Months Ended December 31, 2015 and 2014 and the Nine Months Ended December 31, 2015 and for the Period from May 14, 2014 (inception) through December 31, 2014 (Unaudited)

	Three Months Ended December 31,	Three Months Ended December 31,	Nine Months Ended December 31,	Period from May 14, 2014 (inception) through December 31,
	2015	2014	2015	2014

Revenue	$—	$—	$—	$—

Expenses:
Development, general and administration	7,955	30,925	61,251	99,702

Operating loss	7,955	30,925	61,251	99,702

Interest expense	—	(1,664)	(524)	(2,405)

Net loss	$(7,955)	$(32,589)	$(61,775)	$(102,107)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	20,412,000	20,050,000	20,412,000	20,026,087

The accompanying notes are an integral part of these unaudited financial statements.

WeWearables, Inc.

Statement of Cash Flows

For the Nine Months Ended December 31, 2015 and the Period from May 14, 2014 (inception) through December 31, 2014 (Unaudited)

	Nine Months Ended December 31, 2015	Period from May 14, 2014 (inception) through December 31, 2014
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(61,775)	$(102,107)
Stock compensation expense	—	20,000
Change in operating assets and liabilities: Accrued expenses	49,500	75,000
Accrued interest payable - related party	(4,032)	2,405

Net Cash Provided by (Used In) Operating Activities	(16,307)	(4,702)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment note payable – related party	(110,000)	110,000

Net Cash Used In Financing Activities	(110,000)	110,000

CHANGE IN CASH	(126,307)	105,298
CASH AT BEGINNING OF PERIOD	131,448	—
CASH AT END OF PERIOD	$5,141	$105,298

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$4,032	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

WeWearables, Inc.

Notes to the Financial Statements

December 31, 2015

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Accounting

The unaudited consolidated financial statements were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with US GAAP was omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended March 31, 2015 included in our Annual Report on Form 10-K. The results of the three and nine months ended December 31, 2015 are not necessarily indicative of the results to be expected for the full year ending March 31, 2016. The Company has elected a March 31 fiscal year-end.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had a negative working capital of $149,359 and an accumulated deficit of $205,559 at December 31, 2015. As of December 31, 2015, the Company had not generated any revenue and had no committed sources of capital or financing.

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

At December 31, 2015, there are 20,412,000 shares of common stock issued and outstanding.

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

WeWearables, Inc., a Nevada corporation, (“WeWearables” “Company” “we,” “us,” or “our”) was incorporated on May 14, 2014. Most of the activity through December 31, 2015 involved incorporation efforts, development of our internet portal and mobile applications.

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

Results from Operations

Three Months Ending December 31, 2015 and 2014

Development, General and Administrative Expenses

Development, general and administrative expenses were $7,955 and $30,925 for the three months ended December 31, 2015 and 2014, respectively.  The expenses for the three months ended December 31, 2015 mainly consisted primarily of $7,100 for accounting expenses and legal fees. The expenses for the three months ended December 31, 2014 consisted primarily of $7,500 for website development, and $23,425 for accounting expenses and legal fees.

Interest Expense

Interest expense arisen from related party loan was zero and $1,664 for the three months ended December 31, 2015 and 2014, respectively.

Nine Months Ending December 31, 2015 and Period from May 14, 2014 (inception) to December 31, 2014

Development, General and Administrative Expenses

Development, general and administrative expenses were $61,251 and $99,702 for the nine months ended December 31, 2015 and period from May 14, 2014 to December 31, 2014, respectively.  The expenses for the nine months ended December 31, 2015 mainly consisted primarily of $15,000 for website, $40,980 for accounting expenses and legal fees. The expenses for the period from May 14, 2014 to December 31, 2014 consisted primarily of $18,750 for website development, $20,000 for stock compensation, and $60,940 for accounting expenses and legal fees.

Interest Expense

Interest expense arisen from related party loan was $524 and $2,405 for the nine months ended December 31, 2015 and period from May 14, 2014 to December 31, 2014, respectively.

Liquidity

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended December 31, 2015 and the period from May 14, 2014 (date of inception) to December 31, 2014:

	Nine Months Ended December 31, 2015	May 14, 2014 (inception) to December 31, 2014

Operating Activities	$(16,307)	$(4,702)
Investing Activities	—	—
Financing Activities	(110,000)	110,000
Net Effect on Cash	$(126,307)	$105,298

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

As of December 31, 2015, we owed $154,500 in connection with organizational costs, professional services related to this offering, business and framework development costs incurred. We have not entered into any formal agreements, written or oral, with any vendors or other providers for payment of services or expenses and to our as “needed basis” software development firm as further described below. Other than the above, there are no other significant liabilities at December 31, 2015.

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

Going Concern

We have sufficient working capital currently and may secure additional working capital through loans or sales of common stock. Our unaudited financial statements for the quarter ended December 31, 2015 include a "going concern" footnote contingent on us to be able to raise working capital to grow our operations.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2015, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the quarter ending December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

WeWearables is an early stage company and has virtually no financial resources. We had a cash balance of $5,141 as of December 31, 2015. We have working capital deficit of $149,359 and a stockholders’ deficit of $205,559 at December 31, 2015. We may seek additional financing. The financing sought may be in the form of equity or debt financing from various sources as yet unidentified. Most if not all of our efforts will be spent on the development of our web portal. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

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

The Company was formed in May 2014. All of our efforts to date have related to developing our business plan and beginning business activities. Through December 31, 2015, we had no operating revenues. We face a high risk of business failure. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which the Company will operate. There can be no assurance that future revenues will occur or be significant enough or that we will be able to sell its products and services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company’s website and the successful implementation of its planned growth strategy.

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

At present 20,050,000 shares are "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least nine (6) months if purchased from a reporting issuer or twelve (12) months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock every three months. As a result of revisions to Rule 144 which became effective on August 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

Date: January 19, 2016

/ s/ Thomas Chen

Thomas Chen

Title: Chief Executive Officer, President and Chief Financial Officer