Form 10-K
period 2016-03-31
Asia Training Institute, Inc.
filed 2016-06-24
CIK 1617431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 333-198615

Asia Training Institute, Inc.

Nevada (State or other jurisdiction of incorporation or organization)	47-1100063 (I.R.S. Employer Identification No.)

13200 CROSSROADS PARKWAY NORTH, SUITE 400
CITY OF INDUSTRY, CA 91746
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (562) 273-5357

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑     No ☐

The aggregate market value of the common stock of the Registrant held by non-affiliates as of September 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, was $4,094,400.

The number of shares outstanding of the Registrant’s common stock as of June 23, 2016 was 19,412,000.

ASIA TRAINING INSTITUTE, INC.

ii

Special Note Regarding Forward-Looking Statements

There are statements in this Annual Report that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Annual Report carefully, especially the risks discussed under “Risk Factors.” Although management believes that the assumptions underlying the forward-looking statements included in this Annual Report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Annual Report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

PART I

ITEM 1.	BUSINESS

Asia Training Institute, Inc., a Nevada corporation, (“ATI,” the “Company,” the “Registrant,” “we,” “us,” or “our”) was incorporated on May 14, 2014 under the name “WeWearables, Inc.”

As previously described in the Company’s Current Report on Form 8-K filed on February 17, 2016, in February 2016, the following events occurred:

1.
The former sole director and officer of the Company, Thomas Chen, sold his 17,000,000 shares of the Company’s common stock (“Shares”) to Chien Heng “George” Chiang, and two other stockholders of the Company sold a total of 2,000,000 Shares to Mr. Chiang.  The aggregate purchase price for all of the Shares sold to Mr. Chiang was $300,000.

2.	Prior to such sales, Mr. Chen owned a majority of the Company’s Shares and was the Company’s sole director and officer.
3.	Mr. Chen resigned his positions in connection with the sale of his Shares and appointed Mr. Chiang as the Company’s sole director and officer.
4.	As a result of his purchase, Mr. Chiang beneficially owns approximately 98% of the issued and outstanding Shares.
5.	Following the closing of the transactions described above, the Company changed its name to Asia Training Institute, Inc.

The Company has no operating business and has limited financial resources.  The Company has not established a source of equity or debt financing.  Our financial statements include a note emphasizing the uncertainty of our ability to remain as a going concern.

After the sale of the Shares, the Company changed its business focus from marketing and distribution for the next generation of wearable health and wellness devices as previously described in the Company’s filings with the Securities and Exchange Commission (“SEC”).  The Company’s current business strategy is to investigate and, if such investigation warrants, acquire a target operating company or business seeking the perceived advantages of being a publicly held corporation.  The Company’s principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with an operating business rather than immediate, short-term earnings.  The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.  However, the Company currently expects to focus on finding an operating business with significant operations in Asia.

Under SEC Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company qualifies as a “shell company” because it has no or nominal assets (other than cash) and no or nominal operations.  Management does not intend to undertake any efforts to cause a market to develop in the Company’s securities, either debt or equity, until the Company has successfully concluded a business combination.  The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The analysis of new business opportunities will be undertaken by or under the supervision of the management of the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities in that it may seek out a target company in any business, industry or geographical location.  In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a)	potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)	competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)	strength and diversity of management, either in place or scheduled for recruitment;

(d)
capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)	the cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f)	the extent to which the business opportunity can be advanced;

(g)	the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)	other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data.  Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.  In addition, the Company will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations.  In evaluating a prospective business combination, the Company will conduct as extensive a due diligence review of potential targets as reasonably practicable given the lack of information which may be available regarding private companies, the Company’s limited personnel and financial resources and the inexperience of its management with respect to such activities.  The Company expects that its due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to it.  This due diligence review will be conducted either by the Company’s management or by unaffiliated third parties it may engage, including but not limited to attorneys, accountants, consultants or other such professionals.

Form of Potential Business Combination

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company.  Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity.  If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders of the Company would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity.  Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders of the Company may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity.  This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to a business combination with an operating entity.

The present stockholders of the Company may not have control of a majority of the voting securities of the Company following a reorganization transaction.  As part of such a transaction, the Company’s sole director may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of a business combination, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders.  In the case of a statutory merger or consolidation directly involving the Company, it will may be approved by the Company’s majority stockholder without calling a stockholders’ meeting.  The necessity to obtain such stockholder approval could result in delay and additional expense in the consummation of any proposed transaction and may also give rise to certain appraisal rights to dissenting stockholders.  Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others.  The costs that will be incurred are difficult to determine at this time as the costs are expected to be tied to the amount of time it takes to identify and complete a business combination transaction as well as the specific factors related to the business combination target that is chosen, including such factors as the location, size and complexity of the business of the target company.  If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable.  Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.  The Company has not established a timeline with respect to the identification of a business combination target.

Competition

The Company will face substantial competition from other shell companies seeking a potential business combination with a private company that may be looking for the perceived advantages of being a publicly held corporation.  The Company will be in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination.  A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for the Company.  Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company does; consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  These competitive factors may reduce the likelihood of the Company identifying and consummating a successful business combination.

Employees

The Company presently has no employees.  Its officers and sole director are engaged in outside business activities and anticipate that they will devote to the business very limited time until the acquisition of a successful business opportunity has been identified.  The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and, therefore, the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty.  In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as officers and as the director of the Company and believe that they will be able to devote the time required to consummate a business combination transaction as necessary.  The Company expects no significant changes in the number of its employees other than such changes, if any, in connection with a business combination.

Reports to Security Holders

(1) To the extent required by federal and state law, the Company will deliver an annual report to security holders.

(2) The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Exchange Act.

(3) The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk. If any of the following risk were to occur, then our business, financial condition, results of operations and/or prospects could be materially adversely affected.  If that happens, the market price of our common stock, if any, could decline, and investors could lose all or part of their investment.

Risks Related to Our Company

We have virtually no financial resources.  Our independent accountants’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We are a company currently with no operating business and have virtually no financial resources.  Our independent accountants included an explanatory paragraph in their opinion on our financial statements as of and for the period ended March 31, 2016 that states that the Company’s lack of revenues and financial resources, among other conditions, raise substantial doubt about our ability to continue as a going concern.  We may seek additional financing.  The financing sought may be in the form of equity or debt financing from various sources as yet unidentified.  No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

We do not have a formal agreement with our President to fund the Company’s working capital needs; however our President’s current plan is to do the majority of the work on his own without cash compensation while he seeks other sources of funding and to find an operating business for the Company to acquire.  We have not generated any revenues from our business, and our expenses will be accrued and deferred until sufficient financing is obtained or our President or others who know our President loan the necessary funds to pay for these expenses.  No assurances can be given that we will be able to receive funds from our President or others to continue our operations beyond a month-to-month basis.

Management has broad discretion over the selection of our prospective business.

Any person who invests in our securities will do so without an opportunity to evaluate the specific merits or risks of our prospective business.  As a result, investors will be entirely dependent on the broad discretion and judgment of management, which currently is only our President, in connection with the selection of a prospective business.  The business decisions made by our management may not be successful.

Stockholders may not receive disclosure or information regarding a prospective business.

Management is not required to and may not provide stockholders with disclosure or information regarding our prospective business opportunities.  Moreover, a prospective business opportunity may not result in a benefit to stockholders or prove to be more favorable to stockholders than any other investment that may be made by stockholders and investors.

There are significant potential conflicts of interest.

Our personnel will be required to commit substantial time to our affairs and, accordingly, these individual(s) (particularly our President) may have conflicts of interest in allocating management time among various business activities.  In the course of other business activities, certain key personnel (particularly our President) may become aware of business opportunities which may be appropriate for presentation to us, as well as other entities with which they are affiliated.  As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented.

We will face competition from companies with significantly greater resources and name recognition.

We expect to encounter intense competition from other entities seeking to pursue new business opportunities.  Many of these entities are well-established and have extensive experience in identifying new prospective business opportunities.  Many of these competitors possess greater financial, technical, human and other resources than we do.  Based upon our limited financial and personnel resources, we may lack the resources as compared to those of many of our potential competitors.

Risks Related to Our Common Stock

Because we have nominal assets and no revenue, we are considered a “shell company” and will be subject to more stringent reporting requirements.

Because we have no business operations and nominal assets other than cash, we are considered a shell company under SEC rules.  As a result, we are subject to the SEC rules regarding shell companies, including substantial restrictions on resales of restricted securities by stockholders of a shell company.

Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing.  In certain circumstances, our board of directors may use non-cash consideration to satisfy obligations, including restricted shares of our common stock.  Our board of directors has authority, without action or vote of the stockholders, to issue all or part of the authorized 150,000,000 shares of common stock, of which there are currently 130,588,000 shares available for issuance.  In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market.  These actions will result in dilution of the ownership interests of existing stockholders and that dilution may be material.

Currently, there can be no assurances that any established public market will ever develop.

There can be no assurances as to whether

(a)	any market for our shares will develop;
(b)	the prices at which our common stock will trade; or
(c)	the extent to which investor interest in us will lead to the development of an active, liquid trading market.

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

Our board of directors (consisting of one person, our President) has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

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

The ability of our President to control our business may limit or eliminate minority stockholders’ ability to influence corporate affairs.

Our President, Mr. Chiang, beneficially owns 97.9% of our outstanding common stock.  As a result, our President will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies.  The interests of our President may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with other companies, selection of officers and directors and other business decisions.  The minority stockholders would have no way of overriding decisions made by our President.  This level of control may also have an adverse impact on the market value of our shares because our President may institute or undertake transactions, policies or programs that may result in losses, may not take steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock and do not expect to pay cash dividends on our common stock at any time in the foreseeable future.  The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

We are subject to certain informational requirements of the Exchange Act and are required to file periodic reports (i.e., annual, quarterly and certain current reports) with the SEC.  This obligation could be suspended since we have fewer than 300 stockholders.  We currently have no plan to suspend our current public reporting obligations.  In addition, we are not currently required to furnish proxy statements to stockholders.

For all of the foregoing reasons and others set forth herein, an investment in our securities in any market that may develop in the future involves a high degree of risk.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company utilizes rented offices at 13200 Crossroads Parkway North, Suite 400, City of Industry, CA  91746. The space is provided to us by Mr. Chiang.  Mr. Chiang incurs no incremental costs as a result of our using the space.  Therefore, he does not charge us for its use.  There is no written lease agreement.

ITEM 3.	LEGAL PROCEEDINGS

The Company does not have any material pending legal proceedings to which it is a party or to which its property is the subject.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is currently quoted on the OTC Markets and OTC Bulletin Board under the symbol “ATGI”.  The following table sets forth the high and low closing per share sales prices for our common stock for each of the quarters of our last two fiscal years as reported by the OTC Markets.

Quarter Ended	High		Low

June 30, 2014	$	N/A	$	N/A
September 30, 2014		N/A		N/A
December 31, 2014		N/A		N/A
March 31, 2015		N/A		N/A
June 30, 2015		5.00		0.01
September 30, 2015		1.20		1.10
December 31, 2015		1.20		1.11
March 31, 2016		$3.055		$1.11

Holders

As of June 23, 2016, there were approximately 36 holders of record of our common stock.

Dividends

The Company has not paid any cash dividends to date and does not anticipate paying dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sale of Unregistered Securities

In May 2014, the Company issued 17,000,000 shares of our common stock to Mr. Chen, the Company’s president at such time, as founder shares.

In May 2014, the Company issued 3,000,000 shares of our common stock for services.

In September 2014, the Company issued 50,000 shares of our common stock for services.

In January 2015, we completed a public offering whereby we sold 362,000 shares of our common stock at $0.10 per share for total gross proceeds of $36,200.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

(a)	none of these issuances involved underwriters, underwriting discounts or commissions;

(b)	we placed restrictive legends on all certificates issued;

(c)	no sales were made by general solicitation or advertising; and

(d)	sales were made only to accredited investors.

In connection with the above transactions, we provided the following to all investors:

(a)	access to all our books and records;

(b)	access to all material contracts and documents relating to our operations; and

(c)	the opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

ITEM 6.	SELECTED FINANCIAL DATA

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal year ended March 31, 2016 (“Fiscal 2015”) and the period from May 14, 2014 (inception) to March 31, 2015 (“Fiscal 2014”).  The discussion and analysis that follows should be read together with the section entitled “Forward-Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Except for historical information, the matters discussed in this section are forward-looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report, including under the caption “Risk Factors.”

Company Overview

Asia Training Institute, Inc., a Nevada corporation, (“ATI,” “Company,” “Registrant,” “we,” “us,” or “our”) was incorporated on May 14, 2014 under the name “WeWearables, Inc.”

The Company does not currently have an operating business and has limited financial resources. The Company has not established a source of equity or debt financing. Our financial statements include a note emphasizing the uncertainty of our ability to remain as a going concern.

The Company has determined to change its business focus from marketing and distribution for the next generation of wearable health and wellness devices as previously described in the Company’s filings with the SEC.  The Company’s current business strategy is to investigate and, if such investigation warrants, acquire a target operating company or business seeking the perceived advantages of being a publicly held corporation.  The Company’s principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with an operating business rather than immediate, short-term earnings.  The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.  However, the Company currently expects to focus on finding an operating business with significant operations in Asia.

Recently Issued Accounting Pronouncements

Refer to the notes to the financial statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during the current year.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period.  On an ongoing basis, we evaluate our estimates which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions.  The following accounting policies require significant management judgments and estimates.

We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  There can be no assurance that actual results will not differ from these estimates.

Results of Operations

Fiscal Year 2015 Compared to Fiscal Year 2014

General and Administrative Expenses

General and administrative expenses were $101,674 for Fiscal 2015 compared to $139,752 for Fiscal 2014.  The expenses for Fiscal 2015 consisted primarily of $30,547 for organization and related expenses and $71,127 for professional fees.  For Fiscal 2014, the expenses consisted primarily of $26,250 for website, $84,490 for accounting expenses and legal fees, and $20,000 for stock compensation.  The decrease in general and administrative expenses consisted primarily of a decrease in professional fees and stock compensation.

Interest Expense

Interest expense from a related-party loan was $525 for Fiscal 2015 and $4,032 for Fiscal 2014.  The reduction in interest expense was as a result of the loan being repaid at the end of April 2015.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for Fiscal 2015 and Fiscal 2014:

	Fiscal 2015	Fiscal 2014
Operating Activities	$(153,047)	(14,752)
Investing Activities	—	—
Financing Activities	21,599	146,200
Net Effect on Cash	$(131,448)	131,448

The Company does not currently have adequate financial resources to maintain its operations.  The Company will need to seek working capital through loans or sales of common stock.  Until such time as we acquire an operating business, our principal stockholder will likely be our principal source of funding.  Our financial statements for Fiscal 2015 include a “going concern” footnote contingent on us to be able to raise working capital to maintain our operations as we seek an operating company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations.  We also have no other commitments, other than the costs of being a public company, which will increase our operating costs or cash requirements in the future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company for the year ended March 31, 2016, consisting of the following, are contained herein:

Balance Sheet	-	As of March 31, 2015 and March 31, 2016
Statement of Operations	-	March 31, 2015 and March 31, 2016
Statement of Changes in Stockholders’ Deficit	-	March 31, 2015 and March 31, 2016
Statement of Cash Flows	-	March 31, 2015 and March 31, 2016
Notes to Financial Statements	-	March 31, 2015 and March 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Asia Training Institute, Inc.

We have audited the accompanying balance sheet of Asia Training Institute, Inc. (“Company”) as of March 31, 2016 and 2015 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended March 31, 2016 and for the period from May 14, 2014 (inception) to March 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asia Training Institute, Inc. as of March 31, 2016 and 2015, and the result of its operations and its cash flows for the year ended March 31, 2016 and for the period from May 14, 2014 (inception) to March 31, 2015 in conformity with U.S. generally accepted accounting principles.

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

/s/ TAAD, LLP

Walnut, California  91789
June 24, 2016

Asia Training Institute, Inc.
Balance Sheet

	March 31, 2016		March 31, 2015
ASSETS
CURRENT ASSETS:
Cash	$	---	$131,448

TOTAL ASSETS	$	---	$131,448

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses		11,434	105,000
Note payable and interest payable – related party		—	114,032
TOTAL LIABILITIES		$11,434	$219,032

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued or outstanding as of March 31, 2016 and March 31, 2015		—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 19,412,000 shares issued and outstanding as of March 31, 2016 and 20,412,000 as of March 31, 2015		19,412	20,412
Additional paid in capital		168,387	35,788
Accumulated deficit		(199,233)	(143,784)
TOTAL STOCKHOLDERS’ DEFICIT		(11,434)	(87,584)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$	---	$131,448

The accompanying notes are an integral part of these financial statements.

Asia Training Institute, Inc.
Statement of Operations

	Twelve Months Ended March 31,	Period from May 14, 2014 (inception) through March 31,
	2016	2015

Revenue	$—	$—

Expenses:
General and administration	101,674	139,752

Operating loss	(101,674)	(139,752)
Forgiveness of debt	46,750	-
Interest expense	(525)	(4,032)

Net loss	$(55,449)	$(143,784)

Basic and diluted loss per share	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	19,412,000	20,117,656

The accompanying notes are an integral part of these financial statements.

Asia Training Institute, Inc.
Statement of Changes in Stockholders’ Deficit

	Common Stock	Common Stock Amount	Additional Paid-in-capital	Accumulated Deficit	Total
Balance - May 14, 2014 (date of inception)	-	-	-	-	-
Shares issued for founder’s shares	17,000,000	17,000	(17,000)	-	-
Shares issued for services	3,050,000	3,050	16,950	-	20,000
Shares issued for cash	362,000	362	35,838	-	36,200
Net loss	-	-	-	(143,784)	(143,784)
Balance March 31, 2015	20,412,000	20,412	35,788	(143,784)	(87,584)

February 12, 2016—shares returned to Company	(1,000,000)	(1,000)	1,000		-
Net loss				(55,449)	(55,449)
Contributed expenses			131,599		131,599
Balance March 31, 2016	19,412,000	19,412	168,387	(199,233)	(11,434)

The accompanying notes are an integral part of these financial statements.

Asia Training Institute, Inc.
Statement of Cash Flows

	March 31, 2016	March 31, 2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(55,449)	$(143,784)
Stock compensation expense	-	20,000
Change in operating assets and liabilities:
Accrued expenses	(93,566)	105,000
Accrued interest payable - related party	(4,032)	4,032
Net Cash Used In Operating Activities	(153,047)	(14,752)

CASH FLOW FROM FINANCING ACTIVITIES:

Stock issued for cash		36,200
Note payable- related party	(110,000)	110,000
Expenses contributed to capital	131,599	-
Net Cash Provided By Financing Activities	21,599	146,200

CHANGE IN CASH	(131,448)	131,448
CASH AT BEGINNING OF PERIOD	131,448	—
CASH AT END OF PERIOD	—	$131,448

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest		$—
Income taxes		$—
Non-cash investing and financing disclosure:
Expenses contributed to capital	$131,599	—

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

Note 1 – Organization

Asia Training Institute, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on May 14, 2014 under the name WeWearables, Inc.  The Company issued 17,000,000 shares of its common stock to its founder, Thomas Chen, as consideration for the purchase of a business plan.

On February 12, 2016 Mr. Chen sold all 17,000,000 shares of common stock to Chien Heng “George” Chiang.  That same date, two other stockholders sold all their shares, totaling 2,000,000 to Mr. Chiang, making him the principle stockholder of the Company.

On February 12, 2016, Mr. Chiang became the sole director, President, Chief Financial Officer and Secretary of the Company and the Company’s name was changed to Asia Training Institute, Inc.

The Company’s current business strategy is to investigate and, if such investigation warrants, acquire a target operating company or business seeking the perceived advantages of being a publicly held corporation.  The Company’s principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with an operating business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.  However, the Company currently expects to focus on finding an operating business with significant operations in Asia.

Note 2 – Summary of Significant Accounting Policies

(a)	Basis of Accounting

The Company’s financial statements are prepared in conformity with U.S. generally accepted accounting principles.  The Company has elected March 31 as its fiscal year end.

(b)	Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(c)	Stock-based Compensation

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

(d)	Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.  The Company has adopted the provisions of ASC 260.

(e)	Loss per Share

The basic loss per share is calculated by dividing the Company’s net loss available to common stockholders by the weighted average number of common shares during the year.  The diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year.  The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  Diluted loss per share are the same as basic earnings loss per share due to the lack of dilutive items in the Company.

(f)	Fair Value Measurements and Disclosures

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

Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s adoption of fair value measurements and disclosures did not have a material impact on the financial statements and financial statement disclosures

(g)	Income Taxes

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

No provision was made for Federal or State income taxes.

(h)	Advertising

Advertising will be expensed in the period in which it is incurred.  There have been no advertising expenses for the reporting periods presented.

(i)	Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity.  The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted.  The Company adopted ASU 2014-10 during the period ended March 31, 2015, thereby no longer presenting or disclosing any information required by Topic 915.

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a negative working capital of ($11,434) and an accumulated deficit of ($199,233) at March 31, 2016.  As of March 31, 2016, the Company had not generated any revenue and had no committed sources of capital or financing.

While the Company is attempting to merge with an operating business, the Company’s cash position may not be significant enough to support the Company’s daily operations.  While the Company believes in the viability of its strategy to merge with an operating business and in its ability to raise additional funds, there can be no assurances to that effect.  The Company’s ability to continue as a going concern is dependent upon its ability to achieve its objective or obtain adequate financing.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Accrued Expenses

Accrued expenses totaled $11,434 and $105,000 at March 31, 2016 and March 31, 2015, respectively and consisted primarily of professional fees.

Note 5 – Forgiveness of Debt

On February 12, 2016, professional service fees owed to two service providers, NYX Capital Advisors and Mass Depth Corporation, for the amount of $140,250 and $41,250, respectively, was released.  The Company had paid $134,750, which $131,599 was contributed by Mr. Chiang, the CEO, to settle the amount owed.  The total amount of forgiveness of debt was $46,750.

Note 6 – Note Payable – Related Party

On August 19, 2014, the Company issued a note payable to the former CEO, Mr. Thomas Chen, for $110,000.  The note and interest were paid in full on April 29, 2015.

Note 7 – Share Capital

The Company is authorized to issue 150,000,000 shares of common stock and 25,000,000 shares of preferred stock. The Company issued 17,000,000 shares of its common stock to its former president and chief executive officer as founder shares.  The Company issued 3,050,000 shares of its common stock for services with a value attributed to them of $20,000.

In January 2015, the Company completed a public offering whereby it sold 362,600 shares of common stock at $0.10 per share for total gross proceeds of $36,200.

At March 31, 2015, there were 20,412,000 shares of common stock issued and outstanding.

On February 12, 2016 Mr. Chen sold all 17,000,000 of his shares of common stock to Mr. Chiang.  That same date, two other stockholders sold all of their shares, totaling 2,000,000, to Mr. Chiang, making him the principle stockholder of the Company.

On February 16, 2016, the Company’s transfer agent canceled 1,000,000 shares of common stock previously outstanding at the request of the previous stockholder.  At March 31, 2016 there were 19,412,000 shares of common stock issued and outstanding.

Note 8 – Related Party

On February 12, 2016, Mr. Chiang, the CEO, made payments to two professional service providers—NYX Capital Advisors for $99,099 and Mass Depth Corp. for $32,500—on behalf of the Company.  These transactions are considered as Additional Paid-In Capital.

Note 9 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of March 31, 2016.

Note 10 – Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of March 31, 2016, the Company has incurred a net loss of approximately $199,233 which resulted in a net operating loss for income tax purposes.  NOLs begin expiring in 2033.  The loss results in a deferred tax asset of approximately $69,732 at the effective statutory rate of 35%.  The deferred tax asset has been off-set by an equal valuation allowance.

	March 31, 2016
	2016	2015
Deferred tax asset, generated from net operating loss at statutory rates	$69,732	$50,324
Valuation allowance	(69,732)	(50,324)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	35.0%	35.0%
Valuation allowance	(35.0%)	(35.0%)
Effective income tax rate	0.0%	0.0%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, our President (principal executive officer) and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our President and Chief Financial Officer concluded as of March 31, 2016, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The internal controls for the Company are provided by executive management’s review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

(a)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(b)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

(c)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2016, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Positions with the Company	Served as Director From

Chien Heng “George” Chiang	30	President, Chief Financial Officer and Director	2016

Mr. Chiang has over six years’ experience in mergers and acquisitions and related financial transactions.  Mr. Chiang holds a Bachelor’s degree in communication and technology from National Chiao Tung University in Taiwan.  Mr. Chiang founded Magnate Holding, Inc. (“Magnate”) based in Taipei City, Taiwan, in December 2008 and continues to operate the company.  Magnate specializes in wealth management, mergers and acquisitions and investment banking.  Mr. Chiang founded iDreams Global Corp. in January 2015, which provides foreign real estate and travel services.  Additionally, since 2011, Mr. Chiang has served as the Head of Greater China for San Lotus Holding Inc., which offers travel and real estate-related services.

Mr. Chiang has not been involved in any legal proceedings that would require disclosure under Item 401 of Regulation S-K.

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions.  Our board of directors performs the functions of audit, nominating and compensation committees.  No member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

Director Nominations

As of March 31, 2016, we did not affect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.  We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page of this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

From May 14, 2014 (inception) to February 12, 2016, Thomas Chen served as the Company’s Chief Executive Officer, and from February 12, 2016 until March 31, 2016, Chien Heng “George” Chiang served as the Company’s Chief Executive Officer (each of Messrs. Chen and Chiang is a “Named Executive Officer”).

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
1 Thomas Chen CEO, CFO and Director	2015	-	-	$85,000	-	-	-	-	$85,000
Chien Heng “George” Chiang CEO, CFO and Director	-	-	-	-	-	-	-	-	-

1Mr. Chen received 17,000,000 shares of common stock of the Company as founder shares.  The Company valued these shares at $85,000.

Narrative disclosure to Summary Compensation

There were no formal employment arrangements with Mr. Chen while he served as Chief Executive Officer and there are not formal employment arrangements with Mr. Chiang at this time.  Mr. Chiang’s compensation has not been fixed or based on any percentage calculations.  He will make all decisions determining the amount and timing of his compensation and, for the immediate future, has elected not to receive any compensation.

Equity Awards

Grants of Plan-Based Awards Table

None of our Named Executive Officers received any grants of stock, option awards or other plan-based awards during the period from May 14, 2014 (inception) to March 31 2016, except for the initial grant of shares to Mr. Chen as stated above.  The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our Named Executive Officers has ever been granted any stock options or restricted restricted stock units.

Outstanding Equity Awards at Fiscal Year-End Table

None of our Named Executive Officers had any outstanding stock or option awards as of March 31, 2015 or March 31, 2016 that would be compensatory to the officer.  The Company has not issued any awards to its named executive officers.  The Company and its Board of Directors may grant awards as it sees fit to its employees as well as key consultants.

Compensation of Directors

Through March 31, 2016, the Company has not provided compensation to any of our directors for serving as our director.  We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 23, 2016, certain information regarding the Company’s common stock beneficially owned by (a) each stockholder known to be the beneficial owner of more than 5% of the outstanding common stock, (b) each executive officer and director, and (c) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security.  The table assumes a total of 19,412,000 shares of common stock were outstanding as of June 23, 2016.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Chien Heng “George” Chiang 13200 Crossroads Parkway North, Suite 400 City of Industry, CA 91746	19,000,000	97.9%

All Directors and Officers as a Group (1 person)	19,000,000	97.9%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Mr. Chiang is currently providing the Company whatever office space it needs, without charge, at 13200 Crossroads Parkway North, Suite 400, City of Industry, CA  91746.  Although not required, Mr. Chiang may provide the Company the funding it requires to continue operating prior to the Company’s acquiring an operating business or otherwise generating revenue to cover its expenses.

During the time Mr. Chen served as the Company’s sole director and Chief Executive Officer, Mr. Chen similarly supplied the Company whatever office space it needed, without charge.

The Company issued 17,000,000 shares of its common stock to its Mr. Chen as founder’s shares.

On August 19, 2014, the Company issued a note payable Mr. Chen for $110,000. The note was paid in full, including interest of approximately $4,000, on April 29, 2015.

Corporate Governance and Director Independence

The Company has not:

(a)
established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current director would not be deemed to be “independent” under any applicable definition given that he is an officer of the Company; nor

(b)	established any committees of the board of directors.

Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires any corporate governance or other committees at this time.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company has engaged TAAD, LLP (“TAAD”) as its independent registered public accounting firm, with respect to the audits of its financial statements for each of the period from May 14, 2014 (inception) to March 31, 2015 (“Fiscal 2014”) and the year ended March 31, 2016 (“Fiscal 2015”).

Audit Fees

The aggregate fees billed by TAAD for each of the period from May 14, 2014 (inception) to March 31, 2015 (“Fiscal 2014”) and the year ended March 31, 2016 (“Fiscal 2015”) for professional services rendered by it for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-Q or services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for those fiscal years was approximately $4,775 and $8,300, respectively.

Audit-Related Fees

TAAD did not bill any fees in either Fiscal 2014 or Fiscal 2015 for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Audit Fees above.

Tax Fees

Our principal accountant did not render services to us for tax compliance, tax advice or tax planning during either Fiscal 2014 or Fiscal 2015.

All Other Fees

Our principal accountant did not bill us for any products and services, other than those set forth above, during either Fiscal 2014 or Fiscal 2015.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report:
1.	Financial Statements (included in Item 8 of this Form 10-K):
i.	Report of Independent Registered Public Accounting Firm.
ii.	Balance Sheets as of March 31, 2016 and 2015.
iii.	Statement of Operations for the twelve months ended March 31, 2016 and the period from May 14, 2014 (inception) through March 31, 2015.
iv.	Statements of Changes in Stockholders’ Deficit for the period from May 14, 2014 (inception) through March 31, 2016.
v.	Statements of Cash Flows for the twelve months ended March 31, 2016 and the period from May 14, 2014 (inception) through March 31, 2015.
vi.	Notes to Financial Statements.
2.	Financial Statement Schedule(s)
i.	All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.
3.	Exhibits:

3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation (2)
3.3	By-Laws(1)
10.1	Form Note Agreement (1)
14.1	Code of Ethics (1)
31	Certification of Chief Executive Officer and Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	INS XBRL Instance Document *
101.SCH	SCH XBRL Schema Document *
101.CAL	CAL XBRL Calculation Linkbase Document *
101.DEF	DEF XBRL Definition Linkbase Document *
101.LAB	LAB XBRL Label Linkbase Document *
101.PRE	PRE XBRL Presentation Linkbase Document *

* Filed herewith.

(1) Incorporated herein by reference from the Company’s Form S-1/A filed with the Securities and Exchange Commission on December 10, 2014.
(2)  Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA TRAINING INSTITUTE, INC.

Date: June 24, 2016	By:	/s/ Chien Heng Chiang
Chien Heng Chiang
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

/s/	Chien Heng Chiang	President and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)	June 24, 2016
	Chien Heng Chiang	Director