Form 10-Q
period 2016-06-30
Asia Training Institute, Inc.
filed 2016-08-12
CIK 1617431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number 333-198615

Asia Training Institute, Inc.
(Exact name of registrant as specified in its charter)

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

The number of shares outstanding of the Registrant’s common stock as of August 10, 2016 was 19,412,000.

ASIA TRAINING INSTITUTE, INC.

 ii

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Asia Training Institute, Inc.
Balance Sheets

	June 30, 2016 (Unaudited)	March 31, 2016
ASSETS
CURRENT ASSETS:
Cash		$---

TOTAL ASSETS	$---	$---

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$15,108	$11,434
Due to related party	22,909	---
TOTAL LIABILITIES	$38,017	$11,434

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued or outstanding as of June 30, 2016 and March 31, 2016	---	---
Common stock, $0.001 par value; 150,000,000 shares authorized; 19,412,000 shares issued and outstanding as of June 30, 2016 and March 31, 2016	19,412	19,412
Additional paid in capital	168,387	168,387
Accumulated deficit	(225,816)	(199,233)
TOTAL STOCKHOLDERS’ DEFICIT	(38,017)	(11,434)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$---	$---

The accompanying notes are an integral part of these financial statements.

Asia Training Institute, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended June 30,	Three Months Ended June 30,
	2016	2015
Revenue	$-	$---

Expenses:
General and administration	26,583	36,065

Operating loss	(26,583)	(36,065)
Interest expense	---	524

Net loss	$(26,583)	$(36,589)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	19,412,000	20,412,000

The accompanying notes are an integral part of these financial statements.

Asia Training Institute, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(26,583)	$(36,589)

Change in operating assets and liabilities: Accrued expenses	3,673	30,980
Accrued interest payable - related party	---	(4,476)
Due to related party	22,909	---
Net Cash Used In Operating Activities	---	(10,085)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment note payable – related party	---	(110,000)

Net Cash Used In Financing Activities	---	(110,000)

CHANGE IN CASH	---	(120,085)
CASH AT BEGINNING OF PERIOD	---	131,448
CASH AT END OF PERIOD	$---	$11,363

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$---	$4,557
Income taxes	$---	$---

The accompanying notes are an integral part of these financial statements.

Asia Training Institute, Inc.

NOTES TO FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 1 – Organization

Asia Training Institute, Inc., a Nevada corporation, (“ATI,” “Company,” “Registrant,” “we,” “us,” or “our”) was incorporated on May 14, 2014 under the name “WeWearables, Inc.”  The Company issued 17,000,000 shares of its common stock to its founder, Thomas Chen, as consideration for the purchase of a business plan.

On February 12, 2016 Mr. Chen sold all 17,000,000 shares of common stock to Chien Heng “George” Chiang.  That same date, two other stockholders sold all their shares, totaling 2,000,000, to Mr. Chiang, making him the principle stockholder of the Company.

On February 12, 2016, Mr. Chiang became the sole director, President, Chief Financial Officer and Secretary of the Company, and the Company’s name was subsequently changed to Asia Training Institute, Inc.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a negative working capital of $38,017 and an accumulated deficit of $225,816 at June 30, 2016.  As of June 30, 2016, the Company had not generated any revenue and had no committed sources of capital or financing.

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

Note 4 – Accrued Expenses

Accrued expenses totaled $15,108 and $11,434 at June 30, 2016 and March 31, 2016, respectively and consisted primarily of professional fees.

Note 5 – Share Capital

The Company is authorized to issue 150,000,000 shares of common stock and 25,000,000 shares of preferred stock. The Company issued 17,000,000 shares of its common stock to its former president and chief executive officer as founder shares.  The Company issued 3,050,000 shares of its common stock for services with a value attributed to them of $20,000.

In January 2015, the Company completed a public offering whereby it sold 362,000 shares of common stock at $0.10 per share for total gross proceeds of $36,200.

On February 12, 2016 Mr. Chen sold all 17,000,000 of his shares of common stock to Mr. Chiang.  That same date, two other stockholders sold all of their shares, totaling 2,000,000, to Mr. Chiang, making him the principle stockholder of the Company.

On February 16, 2016, the Company’s transfer agent canceled 1,000,000 shares of common stock previously outstanding at the request of the previous stockholder.  At June 30, 2016 there were 19,412,000 shares of common stock issued and outstanding.

Note 6 – Related Party

For the three months ended June 30, 2016, the Company’s sole director, officer and principal stockholder, Mr. Chiang, paid Company expenses totaling $22,909 from personal funds. These expenses consisted primarily of professional fees and filing fees. Mr. Chiang expects to be reimbursed by the Company for such payments, which reimbursement will be interest free and due upon demand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this quarterly report on Form 10-Q (this “Form 10-Q”) is intended to update the information contained in our Annual Report on Form 10-K for the year ended March 31, 2016 and presumes readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this Form 10-Q. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended March 31, 2016 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this Form 10-Q. The following should also be read in conjunction with the unaudited consolidated financial statements and notes thereto that appear elsewhere in this Form 10-Q.

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

Results of Operations

Three Months Ending June 30, 2016 and June 30, 2015

General and Administrative Expenses

General and administrative expenses were $26,583 and $36,065 for the three months ended June 30, 2016 (“Q1 2016”) and June 30, 2015 (“Q1 2015”), respectively. The expenses for Q1 2016 consisted primarily of $25,883 for professional fees. For Q1 2015, the expenses consisted primarily of $27,339 for professional fees and $8,726 for organization and related expenses. The decrease in general and administrative expenses consisted primarily of a decrease in organization and related expenses.

Interest Expense

Interest expense from was $0 for Q1 2016 and $524 for Q1 2015. The reduction in interest expense was as a result of a related-party loan being repaid at the end of April 2015.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended June 30, 2016 and 2015:

	Three MonthsEnded June 30, 2016	Three MonthsEnded June 30, 2015
Operating Activities	$—	(10,085)
Financing Activities	—	(110,000)
Net Effect on Cash	$—	(120,085)

No cash was used in investing activities during either the three months ended June 30, 2016 or the same period of the prior year. The Company does not currently have adequate financial resources to maintain its operations. The Company will need to seek working capital through loans or sales of common stock. Until such time as we acquire an operating business, our principal stockholder will likely be our principal source of funding. Our financial statements as of and for the three months ended June 30, 2016 include a “going concern” footnote contingent on us to be able to raise working capital to maintain our operations as we seek an operating company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company, which will increase our operating costs or cash requirements in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management (our President and Chief Financial Officer (principal executive officer and principal financial officer)), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act) as of June 30, 2016. Based on that evaluation, our President and Chief Financial Officer concluded as of June 30, 2016, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act, during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company does not have any material pending legal proceedings to which it is a party or to which its property is subject.

ITEM 1A. RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. For the first quarter of fiscal 2016, there were no material changes to those risk factors.

ITEM 6. EXHIBITS

31	Certification of Chief Executive Officer and Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA TRAINING INSTITUTE, INC.

Dated: August 12, 2016	By:	/s/ Chien Heng Chiang
Chien Heng Chiang
President and Chief Financial Officer (Principal Financial Officer)