Form 10-Q
period 2016-09-30
Asia Training Institute, Inc.
filed 2016-11-14
CIK 1617431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 333-198615

Asia Training Institute, Inc.

(Exact name of registrant as specified in its charter)

Nevada	47-1100063
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13200 Crossroad Parkway North, Suite 400 City of Industry, CA	91746
(Address of principal executive offices)	(Zip Code)

N/A

(Former name if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ]Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2016: 19,412,000 shares of common stock.

Asia Training Institute, Inc.

INDEX

PART I-FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

Asia Training Institute, Inc.

BALANCE SHEETS

	September 30, 2016 (Unaudited)	March 31, 2016
ASSETS
CURRENT ASSETS:
Cash	$488	$-
TOTAL ASSETS	$488	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$4,815	$11,434
Due to related party	41,907	-
TOTAL LIABILITIES	$46,722	$11,434

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued or outstanding as of September 30, 2016 and March 31, 2016	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 19,412,000 shares issued and outstanding as of September 30, 2016 and March 31, 2016	19,412	19,412
Additional paid in capital	168,387	168,387
Accumulated deficit	(234,033)	(199,233)
TOTAL STOCKHOLDERS’ DEFICIT	(46,234)	(11,434)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$488	$-

See Accompanying Notes to Unaudited Financial Statements

-F1-

Asia Training Institute, Inc.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	Three Months Ended September 30,	Six Months Ended September 30,	Six Months Ended September 30
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Expenses:
Developmental, general and administrative	8,217	17,231	34,800	53,297

Operating loss	(8,217)	(17,231)	(34,800)	(53,297)
Interest expense	-	-	-	524

Net loss	$(8,217)	$(17,231)	(34,800)	(53,821)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	19,412,000	20,412,000	19,412,000	20,412,000

See Accompanying Notes to Unaudited Financial Statements

-F2-

Asia Training Institute, Inc.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended September 30, 2016	Six Months Ended September 30, 2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(34,800)	$(53,820)

Change in operating assets and liabilities:
Accrued expenses	(6,619)	43,500
Accrued interest payable - related party	-	(4,032)
Due to related party	41,907	-
Net Cash Provided by (used in) Operating Activities	488	(14,353)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment note payable – related party	-	(110,000)
Net Cash Used In Financing Activities	-	(110,000)

Change in cash	488	(124,353)
Cash at Beginning of Period	-	131,448
Cash at end of Period	$488	$7,095

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$4,557
Income taxes	$-	$-

See Accompanying Notes to Unaudited Financial Statements

-F3-

Asia Training Institute, Inc.

NOTES TO FINANCIAL STATEMENTS

For the period ENDED September 30, 2016

(UNAUDITED)

Note 1- Organization and Description of Business

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

Note 2 - SUMMARY OF Significant Accounting Policies

(a) Basis of Accounting

The Company’s financial statements are prepared in conformity with U.S. generally accepted accounting principles. The Company has elected March 31 as its fiscal year end.

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements, found in Form 10-K filed June 24, 2016. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

-F4-

Note 3 - Going ConcerN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a negative working capital of $46,234 and an accumulated deficit of $234,033 at September 30, 2016.  As of September 30, 2016, the Company had not generated any revenue and had no committed sources of capital or financing.

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

Note 4 - Accrued Expenses

Accrued expenses totaled $4,815 and $11,434 at September 30, 2016 and March 31, 2016, respectively and consisted primarily of professional fees.

Note 5 - Stockholders’ Equity

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

On February 16, 2016, the Company’s transfer agent canceled 1,000,000 shares of common stock previously outstanding at the request of the previous stockholder.  At September 30, 2016 there were 19,412,000 shares of common stock issued and outstanding.

Note 6 - Related Party Transactions

For the six months ended September 30, 2016, the Company’s sole director, officer and principal stockholder, Mr. Chiang, paid Company expenses totaling $41,907 from personal funds. These expenses consisted primarily of professional fees and filing fees. Mr. Chiang expects to be reimbursed by the Company for such payments, which reimbursement will be interest free and due upon demand.

-F5-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

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

Results of Operations

Three Months Ending September 30, 2016 and September 30, 2015

General and Administrative Expenses:

General and administrative expenses were $8,217 and $17,231 for the three months ended September 30, 2016 (“Q2 2016”) and September 30, 2015 (“Q2 2015”), respectively. The expenses for Q2 2016 consisted primarily of $8,070 for professional fees. For Q2 2015, the expenses consisted primarily of $7,100 for professional fees and $10,131 for organization and related expenses. The decrease in general and administrative expenses consisted primarily of a decrease in organization and related expenses.

Six Months Ending September 30, 2016 and September 30, 2015

Development, General and Administrative Expenses:

Development, general and administrative expenses were $34,800 and $53,296 for the six months ended September 30, 2016 and September 30, 2015, respectively.  The expenses for the six months ended September 30, 201 consisted primarily of $33,953 for professional fees. The expenses for the six months ended September 30, 2015 consisted primarily of $15,000 for website, $33,880 for accounting expenses and legal fees.

Interest Expense:

Interest expense was $0 for the six months ended September 30, 2016 and $524 for the six months ended September 30, 2016, respectively. The reduction in interest expense was as a result of a related-party loan being repaid at the end of April 2015.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six months ended September 30, 2016 and 2015:

	Six Months Ended September 30, 2016	Six Months Ended September 30, 2015
Operating Activities	$488	$(14,353)
Financing Activities	-	(110,000)
Net Effect on Cash	$488	$(124,353)

No cash was used in investing activities during either the six months ended September 30, 2016 or the same period of the prior year. The Company does not currently have adequate financial resources to maintain its operations. The Company will need to seek working capital through loans or sales of common stock. Until such time as we acquire an operating business, our principal stockholder will likely be our principal source of funding. Our financial statements as of and for the six months ended September 30, 2016 include a “going concern” footnote contingent on us to be able to raise working capital to maintain our operations as we seek an operating company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company, which will increase our operating costs or cash requirements in the future.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management (our President and Chief Financial Officer (principal executive officer and principal financial officer)), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act) as of September 30, 2016. Based on that evaluation, our President and Chief Financial Officer concluded as of September 30, 2016, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act, during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A Risk Factors

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. For the first six months of our 2016 fiscal year, there were no material changes to those risk factors.

Item 2 Unregistered Sales of Equity Securities

On February 12, 2016 Mr. Chen sold all 17,000,000 shares of common stock to Chien Heng “George” Chiang.  That same date, two other stockholders sold all their shares, totaling 2,000,000, to Mr. Chiang, making him the principle stockholder of the Company.

Item 3 Defaults Upon Senior Securities

None.

Item 4 Mine Safety Disclosures

Not applicable.

Item 5 Other Information

None.

Item 6 Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended September 30, 2016 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on December 10, 2014 and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA TRAINING INSTITUTE, INC.

Dated: November 14, 2016	By:	/s/ Chien Heng Chiang
Chien Heng Chiang
President and Chief Financial Officer (Principal Financial Officer)