Form 10-Q
period 2016-12-31
Asia Training Institute, Inc.
filed 2017-02-13
CIK 1617431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

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

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 10, 2017: 19,412,000 shares of common stock.

ASIA TRAINING INSTITUTE, INC.

INDEX

PART I-FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ASIA TRAINING INSTITUTE, INC.

BALANCE SHEETS

	December 31, 2016 (Unaudited)	March 31, 2016
ASSETS
CURRENT ASSETS:
Cash	$527	$-
TOTAL ASSETS	$527	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$2,554	$11,434
Due to related party	53,007	-
TOTAL LIABILITIES	$55,561	$11,434

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued or outstanding as of December 31, 2016 and March 31, 2016	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 19,412,000 shares issued and outstanding as of December 31, 2016 and March 31, 2016	19,412	19,412
Additional paid in capital	168,387	168,387
Accumulated deficit	(242,833)	(199,233)
TOTAL STOCKHOLDERS’ DEFICIT	(55,034)	(11,434)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$527	$-

See Accompanying Notes to Unaudited Financial Statements.

-F1-

ASIA TRAINING INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,	Three Months Ended December 31,	Nine Months Ended December 31,	Nine Months Ended December 31
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Expenses:
Developmental, general and administrative	8,801	7,955	43,600	61,251

Operating loss	(8,801)	(7,955)	(43,600)	(61,251)
Interest expense	-	-	-	524

Net loss	$(8,801)	$(7,955)	(43,600)	(61,775)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	19,412,000	20,412,000	19,412,000	20,412,000

See Accompanying Notes to Unaudited Financial Statements.

-F2-

ASIA TRAINING INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended December 31, 2016	Nine Months Ended December 31, 2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(43,600)	$(61,775)

Change in operating assets and liabilities:
Accrued expenses	(8,880)	49,500
Accrued interest payable - related party	-	(4,032)
Due to related party	53,007	-
Net Cash Provided by (used in) Operating Activities	527	(16,307)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment note payable – related party	-	(110,000)
Net Cash Used In Financing Activities	-	(110,000)

Change in cash	527	(126,307)
Cash at Beginning of Period	-	131,448
Cash at end of Period	$527	$5,141

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$4,557
Income taxes	$-	$-

See Accompanying Notes to Unaudited Financial Statements.

-F3-

ASIA TRAINING INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2016

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

-F4-

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a negative working capital of $55,035 and an accumulated deficit of $242,833 at December 31, 2016.  As of December 31, 2016, the Company had not generated any revenue and had no committed sources of capital or financing.

As of December 31, 2016 the Company had cash in the amount of $527 held in it’s corporate bank account.

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

Mr. Chiang is currently advancing the company funds to cover any expenses incurred by the Company and anticipates that he will continue to do so in order to keep the Company current with it’s SEC filings and other required compliance.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses totaled $2,554 and $11,434 at December 31, 2016 and March 31, 2016, respectively and consisted primarily of professional fees.

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

On February 16, 2016, the Company’s transfer agent canceled 1,000,000 shares of common stock previously outstanding at the request of the previous stockholder.  At December 31, 2016 there were 19,412,000 shares of common stock issued and outstanding.

NOTE 6 - RELATED PARTY TRANSACTIONS

For the nine months ended December 31, 2016, the Company’s sole director, officer and principal stockholder, Mr. Chiang, paid Company expenses totaling $53,007 from personal funds. These expenses consisted primarily of professional fees and filing fees. Mr. Chiang expects to be reimbursed by the Company for such payments, which reimbursement will be interest free and due upon demand.

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

The Company does not currently have an operating business and has limited financial resources. The Company has not established a source of equity or debt financing. Mr. Chiang is currently advancing the company funds to cover any expenses incurred by the Company and anticipates that he will continue to do so in order to keep the Company current with it’s SEC filings and other required compliance.

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

Results of Operations

Three Months Ending December 31, 2016 and December 31, 2015

Development, General and Administrative Expenses:

General and administrative expenses were $8,801 and $7,955 for the three months ended December 31, 2016 (“Q3 2016”) and December 31, 2015 (“Q3 2015”), respectively. The expenses for Q3 2016 consisted primarily of $8,676 for professional fees. For Q3 2015, the expenses consisted primarily of $7,100 for professional fees. The increase in general and administrative expenses consisted primarily of an increase in transfer agent fees.

Nine Months Ending December 31, 2016 and December 31, 2015

Development, General and Administrative Expenses:

Development, general and administrative expenses were $43,600 and $61,251 for the nine months ended December 31, 2016 and December 31, 2015, respectively.  The expenses for the nine months ended December 31, 2016 consisted primarily of $42,628 for professional fees. The expenses for the nine months ended December 31, 2015 consisted primarily of $15,000 for website development and $41,539 for professional fees.

Interest Expense:

Interest expense was $0 for the nine months ended December 31, 2016 and $524 for the nine months ended December 31, 2015, respectively. The reduction in interest expense was as a result of a related-party loan being repaid at the end of April 2015.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended December 31, 2016 and 2015:

	Nine Months Ended December 31, 2016	Nine Months Ended December 31, 2015
Operating Activities	$527	$(16,307)
Financing Activities	-	(110,000)
Net Effect on Cash	$527	$(126,307)

No cash was used in investing activities during either the nine months ended December 31, 2016 or the same period of the prior year. The Company does not currently have adequate financial resources to maintain its operations. The Company will need to seek working capital through loans or sales of common stock. Until such time as we acquire an operating business, our principal stockholder will likely be our principal source of funding. Our financial statements as of and for the nine months ended December 31, 2016 include a “going concern” footnote contingent on us to be able to raise working capital to maintain our operations as we seek an operating company.

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

Evaluation of Disclosure Controls and Procedures

Our management (our President and Chief Financial Officer (principal executive officer and principal financial officer)), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act) as of December 31, 2016. Based on that evaluation, our President and Chief Financial Officer concluded as of December 31, 2016, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act, during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

ITEM 1A RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. For the first nine months of our calender year, there were no material changes to those risk factors.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES

On February 12, 2016 Mr. Chen sold all 17,000,000 shares of common stock to Chien Heng “George” Chiang.  That same date, two other stockholders sold all their shares, totaling 2,000,000, to Mr. Chiang, making him the principle stockholder of the Company.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended December 31, 2016 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on December 10, 2014 and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA TRAINING INSTITUTE, INC.

Dated: February 10, 2017	By:	/s/ Chien Heng Chiang
Chien Heng Chiang
President and Chief Financial Officer (Principal Financial Officer)