Form 10-K
period 2017-03-31
Asia Training Institute, Inc.
filed 2017-06-29
CIK 1617431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED March 31, 2017

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 333-198615

ASIA TRAINING INSTITUTE, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-1100063
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1108 S. #107Baldwin Ave., Arcadia, CA 91007	91007
(Company Mailing Address)	(Zip Code)

N/A

(Former name if changed since last report)

Registrant’s telephone number, including area code: (562) 273-5357

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act: None

Title of each class	Name of each exchange on which traded
Common Stock, $.001	OTC Marketplace

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes [X] No

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

[ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of large accelerated filer, accelerated filer and small reporting company in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [  ] No

The aggregate market value of the common stock of the Registrant held by non-affiliates as of September 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, was $144,200.

As of June 29, 2017 there were 19,412,000 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding.

ASIA TRAINING INSTITUTE, INC.

TABLE OF CONTENTS ON FORM 10-K

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

After the sale of the Shares, the Company changed its business focus from marketing and distribution for the next generation of wearable health and wellness devices as previously described in the Company’s filings with the Securities and Exchange Commission (“SEC”).  The Company’s current business strategy is to investigate and, if such investigation warrants, acquire a target operating company or business seeking the perceived advantages of being a publicly held corporation.  The Company’s principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with an operating business rather than immediate, short-term earnings.  The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.  However, the Company currently intends to focus on finding an operating business with significant operations in Asia.

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

We are a company currently with no operating business and have virtually no financial resources.  Our independent accountants included an explanatory paragraph in their opinion on our financial statements as of and for the year ended March 31, 2017 that states that the Company’s lack of revenues and financial resources, among other conditions, raise substantial doubt about our ability to continue as a going concern.  We may seek additional financing.  The financing sought may be in the form of equity or debt financing from various sources as yet unidentified.  No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

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

The Company utilizes home office space of its President, Chien Heng Chiang, at no cost. There is no written lease or rental agreement.

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

Quarter Ended	High	Low

March 31, 2015	N/A	N/A
June 30, 2015	5.00	0.01
September 30, 2015	1.20	1.10
December 31, 2015	1.20	1.11
March 31, 2016	$3.055	$1.11
June 30, 2016	2.20	1.00
September 30, 2016	1.00	0.35
December 31, 2016	0.35	0.35
March 31, 2017	$0.35	$0.35

Holders

As of June 29, 2017, there were approximately 34 holders of record of our common stock.

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

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal year ended March 31, 2017 (“Fiscal 2016”) and for the fiscal year ended March 31, 2016 (“Fiscal 2015”).

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

The Company’s current business strategy is to investigate and, if such investigation warrants, acquire a target operating company or business seeking the perceived advantages of being a publicly held corporation.  The Company’s principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with an operating business rather than immediate, short-term earnings.  The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.  However, the Company currently intends to focus on finding an operating business with significant operations in Asia.

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

Results of Operations

Fiscal Year 2016 Compared to Fiscal Year 2015

General and Administrative Expenses

General and administrative expenses were $56,265 for Fiscal 2016 compared to $101,674 for Fiscal 2015.  The expenses for both fiscal years were primarily attributable to professional fees. The decrease in general and administrative expenses for fiscal 2016 is attributable to a decrease in overall business activity.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for Fiscal 2016 and Fiscal 2015:

	Fiscal 2016	Fiscal 2015
Operating Activities	(58,144)	$(153,047)
Investing Activities	—	—
Financing Activities	58,762	21,599
Net Effect on Cash	617	$(131,448)

The Company does not currently have adequate financial resources to maintain its operations.  The Company will need to seek working capital through loans or sales of common stock.  Until such time as we acquire an operating business, our principal stockholder will likely be our principal source of funding.  Our financial statements for Fiscal 2016 include a “going concern” footnote contingent on us to be able to raise working capital to maintain our operations as we seek an operating company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations.  We also have no other commitments, other than the costs of being a public company, which will increase our operating costs or cash requirements in the future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pages

Report of Independent Registered Public Accounting Firm	F2

Balance Sheets	F3

Statements of Operations	F4

Statement of Shareholders’ Equity (Deficit)	F5

Statements of Cash Flows	F6

Notes to Financial Statements	F7-F10

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Asia Training Institute, Inc.

We have audited the accompanying balance sheets of Asia Training Institute, Inc. (“Company”) as of March 31, 2017 and 2016 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended March 31, 2017 and 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asia Training Institute, Inc. as of March 31, 2017 and 2016, and the result of its operations and its cash flows for the years ended March 31, 2017 and 2016 in conformity with U.S. generally accepted accounting principles.

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

/s/ TAAD, LLP

Diamond Bar, California

June 29, 2017

-F2-

Asia Training Institute, Inc.

Balance Sheets

	March 31, 2017	March 31, 2016
ASSETS
CURRENT ASSETS:
Cash	$617	$-

TOTAL ASSETS	$617	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	9,555	11,434
Due to related party	58,762	-
TOTAL LIABILITIES	$68,317	$11,434

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued or outstanding as of March 31, 2017 and March 31, 2016	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 19,412,000 shares issued and outstanding as of March 31, 2017 and March 31, 2016	19,412	19,412
Additional paid in capital	168,387	168,387
Accumulated deficit	(255,498)	(199,233)
TOTAL STOCKHOLDERS’ DEFICIT	(67,699)	(11,434)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$617	$-

The accompanying notes are an integral part of these financial statements.

-F3-

Asia Training Institute, Inc.

Statement of Operations

	For the Year Ended March 31,	For the Year Ended March 31,
	2017	2016

Revenue	$-	$-

Expenses:
General and administration	56,265	101,674

Operating loss	(56,265)	(101,674)
Forgiveness of debt	-	46,750
Interest expense	-	(525)

Net loss	$(56,265)	$(55,449)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	19,412,000	19,412,000

The accompanying notes are an integral part of these financial statements.

-F4-

Asia Training Institute, Inc.

Statement of Changes in Stockholders’ Deficit

	Common Stock	Common Stock Amount	Additional Paid-in-capital	Accumulated Deficit	Total
Balance March 31, 2015	20,412,000	$20,412	$35,788	$(143,784)	$(87,584)

February 12, 2016—shares returned to Company	(1,000,000)	$(1,000)	$1,000	$-	$-
Net loss	-	$-	$-	$(55,449)	$(55,449)
Contributed expenses	-	$-	$131,599	$-	$131,599
Balance March 31, 2016	19,412,000	$19,412	$168,387	$(199,233)	$(11,434)
Net loss	-	$-	$-	$(56,265)	$(56,265)
Balance March 31, 2017	19,142,000	$19,412	$168,387	$(255,498)	$(67,699)

The accompanying notes are an integral part of these financial statements.

-F5-

Asia Training Institute, Inc.

Statements of Cash Flows

	March 31, 2017	March 31, 2016
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(56,265)	$(55,449)
Change in operating assets and liabilities:
Accrued expenses	(1,879)	(93,566)
Accrued interest payable - related party	-	(4,032)
Net Cash Used In Operating Activities	(58,144)	(153,047)

CASH FLOW FROM FINANCING ACTIVITIES:
Due to related party	58,762	(110,000)
Expenses contributed to capital	-	131,599
Net Cash Provided By Financing Activities	58,762	21,599

CHANGE IN CASH	617	(131,448)
CASH AT BEGINNING OF PERIOD	-	131,448
CASH AT END OF PERIOD	$617	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing disclosure:
Expenses contributed to capital	$-	$131,599

The accompanying notes are an integral part of these financial statements.

-F6-

Asia Training Institute, Inc.

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

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2017 and 2016, there is no cash equivalent.

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

-F7-

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU simplifies the presentation of deferred income taxes by eliminating the requirement for entities to separate deferred tax liabilities and assets into current and noncurrent amounts in classified balance sheets. Instead, it requires deferred tax assets and liabilities be classified as noncurrent in the balance sheet. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016. Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

The Company reviewed all recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC and they did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

-F8-

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a negative working capital of ($67,700) and an accumulated deficit of ($255,498) at March 31, 2017.  As of March 31, 2017, the Company had not generated any revenue and had no committed sources of capital or financing.

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

Note 4 – Accrued Expenses

Accrued expenses totaled $9,555 and $11,434 at March 31, 2017 and March 31, 2016, respectively and consisted primarily of professional fees.

Note 5 – Due to Related Party

For the year ended March 31, 2017, the Company’s sole director, officer and principal stockholder, Mr. Chiang, paid Company expenses totaling $58,762 from personal funds. These expenses consisted primarily of professional fees and filing fees. Mr. Chiang expects to be reimbursed by the Company for such payments, which reimbursement will be interest free and due upon demand.

Note 6 – Share Capital

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

On February 16, 2016, the Company’s transfer agent canceled 1,000,000 shares of common stock previously outstanding at the request of the previous stockholder.  At March 31, 2017 and March 31, 2016 there were 19,412,000 shares of common stock issued and outstanding.

On February 12, 2016, Mr. Chiang, the CEO, made payments to two professional service providers—NYX Capital Advisors for $99,099 and Mass Depth Corp. for $32,500—on behalf of the Company.  These transactions are considered as Additional Paid-In Capital.

-F9-

Note 7 – Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of March 31, 2017.

Note 8 – Income Taxes

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods.  The tax benefit for the period presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.  As of March 31, 2017, the Company has incurred a net loss of approximately $255,498 which resulted in a net operating loss for income tax purposes.  NOLs begin expiring in 2033.  The loss results in a deferred tax asset of approximately $89,424 at the effective statutory rate of 35%.  The deferred tax asset has been off-set by an equal valuation allowance.

	March 31,
	2017	2016
Deferred tax asset, generated from net operating loss at statutory rates	$89,424	$69,732
Valuation allowance	(89,424)	(69,732)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	35.0%	35.0%
Valuation allowance	(35.0%)	(35.0%)
Effective income tax rate	0.0%	0.0%

Note: The Company has not yet filed its March 31, 2017 and 2016 tax returns.

-F10-

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Based on this evaluation, our President and Chief Financial Officer concluded as of March 31, 2017, that our disclosure controls and procedures are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2017, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Age	Positions with the Company	Served as Director From

Chien Heng “George” Chiang	31	President, Chief Financial Officer and Director	2016

Mr. Chiang has over six years’ experience in mergers and acquisitions and related financial transactions.  Mr. Chiang holds a Bachelor’s degree in communication and technology from National Chiao Tung University in Taiwan.  Mr. Chiang founded Magnate Holding, Inc. (“Magnate”) based in Taipei City, Taiwan, in December 2008 and continues to operate the company.  Magnate specializes in wealth management, mergers and acquisitions and investment banking.  Mr. Chiang founded iDreams Global Corp. in January 2015, which provides foreign real estate and travel services.  Additionally, since 2011, Mr. Chiang has served as the Head of Greater China for San Lotus Holding Inc., which offers travel and real estate-related services. From November 12, 2015 to present Mr. Chiang has also served as Chief Financial Officer and Director of Asia Training Institute US, Inc., a Delaware, SEC Reporting Company.

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

Director Nominations

As of March 31, 2017, we did not affect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.  We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

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

Summary Compensation Table

From May 14, 2014 (inception) to February 12, 2016, Thomas Chen served as the Company’s Chief Executive Officer, and from February 12, 2016 until March 31, 2017, Chien Heng “George” Chiang served as the Company’s Chief Executive Officer (each of Messrs. Chen and Chiang is a “Named Executive Officer”).

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Fiscal Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
(1) Thomas Chen Former CEO, CFO and Director	2015	-	-	$85,000	-	-	-	-	$85,000
Thomas Chen Former CEO, CFO and Director	2016	-	-	$-	-	-	-	-	$-
Chien Heng “George” Chiang CEO, CFO and Director	2015	-	-	-	-	-	-	-	-
Chien Heng “George” Chiang CEO, CFO and Director	2016	-	-	-	-	-	-	-	-

(1) Mr. Chen received 17,000,000 shares of common stock of the Company as founder shares.  The Company valued these shares at $85,000.

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

Equity Awards

Grants of Plan-Based Awards Table

None of our Named Executive Officers received any grants of stock, option awards or other plan-based awards during the period from May 14, 2014 (inception) to March 31 2017, except for the initial grant of shares to Mr. Chen as stated above.  The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our Named Executive Officers has ever been granted any stock options or restricted restricted stock units.

Outstanding Equity Awards at Fiscal Year-End Table

None of our Named Executive Officers had any outstanding stock or option awards as of March 31, 2016 or March 31, 2017 that would be compensatory to the officer.  The Company has not issued any awards to its named executive officers.  The Company and its Board of Directors may grant awards as it sees fit to its employees as well as key consultants.

Compensation of Directors

Through March 31, 2017, the Company has not provided compensation to any of our directors for serving as our director.  We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 29, 2017, certain information regarding the Company’s common stock beneficially owned by (a) each stockholder known to be the beneficial owner of more than 5% of the outstanding common stock, (b) each executive officer and director, and (c) all executive officers and directors as a group. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security.  The table assumes a total of 19,412,000 shares of common stock were outstanding as of June 29, 2017.

Name and Mailing Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Chien Heng “George” Chiang 1108 S. #107 Baldwin Ave.,Arcadia, CA 91007	19,000,000	97.9%

All Directors and Officers as a Group (1 person)	19,000,000	97.9%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

For the year ended March 31, 2017, the Company’s sole director, officer and principal stockholder, Mr. Chiang, paid Company expenses totaling $58,762 from personal funds. These expenses consisted primarily of professional fees and filing fees. Mr. Chiang expects to be reimbursed by the Company for such payments, which reimbursement will be interest free and due upon demand.

On February 12, 2016, Mr. Chiang, the CEO, made payments to two professional service providers - NYX Capital Advisors for $99,099 and Mass Depth Corp. for $32,500 - on behalf of the Company.  These transactions are considered as Additional Paid-In Capital.

The Company utilizes home office space of its President, Chien Heng Chiang, at no cost. There is no written lease or rental agreement. Although not required, Mr. Chiang may provide the Company the funding it requires to continue operating prior to the Company’s acquiring an operating business or otherwise generating revenue to cover its expenses.

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

		For the Year Ended March 31, 2017	For the Year Ended March 31, 2016
Audit fees	TAAD, LLP	$11,250	$8,300
Audit-related fees		-	-
Tax fees		-	-
All other fees		-	-

Total		$11,250	$8,300

Tax Fees

Our principal accountant did not render services to us for tax compliance, tax advice or tax planning during either Fiscal 2015 or Fiscal 2016.

All Other Fees

Our principal accountant did not bill us for any products and services, other than those set forth above, during either Fiscal 2015 or Fiscal 2016.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

1. Financial statements for our company are listed in the index under Item 8 of this document

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment to Articles of Incorporation (2)
3.3	By-Laws(1)
10.1	Form Note Agreement (1)
14.1	Code of Ethics (1)
31	Certification of Chief Executive Officer and Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	INS XBRL Instance Document *
101.SCH	SCH XBRL Schema Document *
101.CAL	CAL XBRL Calculation Linkbase Document *
101.DEF	DEF XBRL Definition Linkbase Document *
101.LAB	LAB XBRL Label Linkbase Document *
101.PRE	PRE XBRL Presentation Linkbase Document *

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

ASIA TRAINING INSTITUTE, INC.

Date: June 29, 2017	By:	/s/ Chien Heng Chiang
Chien Heng Chiang
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

/s/	Chien Heng Chiang	President and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)	June 29, 2017
	Chien Heng Chiang	Director