Form 10-Q
period 2017-06-30
Asia Training Institute, Inc.
filed 2017-08-11
CIK 1617431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 333-198615

ASIA TRAINING INSTITUTE, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-1100063
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

108 S. #107 Baldwin Ave. Arcadia, CA	91007
(Mailing Address of the Company)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 11, 2017: 19,412,000 shares of common stock.

ASIA TRAINING INSTITUTE, INC.

INDEX

PART I-FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ASIA TRAINING INSTITUTE, INC.

BALANCE SHEETS

	June 30, 2017 (Unaudited)	March 31, 2017
ASSETS
CURRENT ASSETS:
Cash	$329	$617

TOTAL ASSETS	$329	$617

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$4,555	9,555
Due to related party	70,762	58,762
TOTAL LIABILITIES	$75,317	$68,317

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; none issued or outstanding as of June 30, 2017 and March 31, 2017	-	-
Common stock, $0.001 par value; 150,000,000 shares authorized; 19,412,000 shares issued and outstanding as of June 30, 2017 and March 31, 2017	19,412	19,412
Additional paid in capital	168,387	168,387
Accumulated deficit	(262,786)	(255,498)
TOTAL STOCKHOLDERS’ DEFICIT	(74,987)	(67,699)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$329	$617

See Accompanying Notes to Unaudited Financial Statements.

-F1-

ASIA TRAINING INSTITUTE, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016

Revenue	$—	$—

Expenses:
General and administration	7,288	26,583

Operating loss	(7,288)	(26,583)

Net loss	$(7,288)	$(26,583)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding - basic and diluted	19,412,000	19,412,000

 See Accompanying Notes to Unaudited Financial Statements.

-F2-

ASIA TRAINING INSTITUTE, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(7,288)	$(26,583)

Change in operating assets and liabilities: Accrued expenses	(5,000)	3,673
Due to related party	12,000	22,909

Net Cash Provided by (Used In) Operating Activities	(288)	-

Net Cash Used In Financing Activities	-	-

CHANGE IN CASH	(288)	-
CASH AT BEGINNING OF PERIOD	617	-
CASH AT END OF PERIOD	$329	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See Accompanying Notes to Unaudited Financial Statements.

-F3-

ASIA TRAINING INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED June 30, 2017 AND 2016

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

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements, found in Form 10-K filed June 29, 2017. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

The Company’s adoption of fair value measurements and disclosures did not have a material impact on the financial statements and financial statement disclosures.

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

-F4-

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a negative working capital of $74,988 and an accumulated deficit of $262,786 at June 30, 2017.  As of June 30, 2017, the Company had not generated any revenue and had no committed sources of capital or financing.

As of June 30, 2017 the Company had cash in the amount of $329 held in its corporate bank account.

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

Mr. Chiang is currently advancing the company funds to cover any expenses incurred by the Company and anticipates that he will continue to do so in order to keep the Company current with its SEC filings and other required compliance.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses totaled $4,555 and $9,555 at June 30, 2017 and March 31, 2017, respectively and consisted primarily of professional fees.

NOTE 5 - STOCKHOLDERS’ EQUITY (DEFICIT)

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

On February 16, 2016, the Company’s transfer agent canceled 1,000,000 shares of common stock previously outstanding at the request of the previous stockholder.  At June 30, 2017 there were 19,412,000 shares of common stock issued and outstanding.

NOTE 6 - RELATED PARTY TRANSACTIONS

For the three months ended June 30, 2017, the Company’s sole director, officer and principal stockholder, Mr. Chiang, paid Company expenses totaling $12,000 from personal funds. These expenses consisted primarily of professional fees. Mr. Chiang expects to be reimbursed by the Company for such payments, which reimbursement will be interest free and due upon demand.

-F5-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The information contained in this quarterly report on Form 10-Q (this “Form 10-Q”) is intended to update the information contained in our Annual Report on Form 10-K for the year ended March 31, 2017 and presumes readers have access to, and will have read, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-K. The following discussion and analysis also should be read together with our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion contains certain statements that may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements appear in a number of places in this Report, including, without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements are not guarantees of future performance and involve risks, uncertainties and requirements that are difficult to predict or are beyond our control. Forward-looking statements speak only as of the date of this Form 10-Q. You should not put undue reliance on any forward-looking statements. We strongly encourage investors to carefully read the factors described in our Annual Report on Form 10-K for the year ended March 31, 2017 in the section entitled “Risk Factors” for a description of certain risks that could, among other things, cause actual results to differ from these forward-looking statements. We assume no responsibility to update the forward-looking statements contained in this Form 10-Q. The following should also be read in conjunction with the unaudited consolidated financial statements and notes thereto that appear elsewhere in this Form 10-Q.

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

Results of Operations

Three Months Ending June 30, 2017 and June 30, 2016

General and Administrative Expenses:

General and administrative expenses were $7,288 and $26,583 for the three months ended June 30, 2017 (“Q1 2017”) and June 30, 2016 (“Q1 2016”), respectively. The expenses for Q1 2017 consisted primarily of professional fees. For Q1 2016, the expenses consisted primarily of professional fees. The decrease in general and administrative expenses is attributable to the fact the Company has lesser business activity.

Liquidity and Capital Resources

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Operating Activities	$(288)	$-
Financing Activities	-	-

The Company does not currently have adequate financial resources to maintain its operations. The Company will need to seek working capital through loans or sales of common stock. Until such time as we acquire an operating business, our principal stockholder will likely be our principal source of funding. Our financial statements as of and for the three months ended June 30, 2017 include a “going concern” footnote contingent on us to be able to raise working capital to maintain our operations as we seek an operating company.

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

Evaluation of Disclosure Controls and Procedures

Our management (our President and Chief Financial Officer (principal executive officer and principal financial officer)), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act) as of June 30, 2017. Based on that evaluation, our President and Chief Financial Officer concluded as of June 30, 2017, that our disclosure controls and procedures are ineffective. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act, during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

ITEM 1A RISK FACTORS

We discuss in our Annual Report on Form 10-K various risks that may materially affect our business. For the first three months of our calendar year, there were no material changes to those risk factors.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES

On February 12, 2016 Mr. Chen sold all 17,000,000 shares of common stock to Chien Heng “George” Chiang.  That same date, two other stockholders sold all their shares, totaling 2,000,000, to Mr. Chiang, making him the principle stockholder of the Company.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (1)

3.2	By-laws (1)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended June 30, 2017 (2)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form S-1, as filed with the SEC on December 10, 2014 and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA TRAINING INSTITUTE, INC.

Dated: August 11, 2017	By:	/s/ Chien Heng Chiang
Chien Heng Chiang
President and Chief Financial Officer (Principal Financial Officer)