Form 10-Q
period 2017-10-18
Asia Training Institute, Inc.
filed 2017-11-03
CIK 1617431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

COMMISSION FILE NUMBER: 333-198615

ASIA TRAINING INSTITUTE, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-1100063
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room A, 16/F, Winbase Centre, 208 Queens Road Central, Hong Kong	N/A
(Address of Principal Executive Offices)	(Zip Code)

(852) 2350 1928

(Registrant’s Telephone Number, Including Area Code)

8152 Villa Verde Dr., Whittier CA 90605

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of November 3, 2017, there were 19,412,000 shares of the company’s common stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

ASIA TRAINING INSTITUTE, INC.

CONDENSED BALANCE SHEETS

	September 30, 2017 (Unaudited)	March 31, 2017 (Audited)
ASSETS
CURRENT ASSETS:
Cash	$279	$617
Total Current Assets	279	617
TOTAL ASSETS	$279	$617

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$514	9,555
Due to related party - Chiang	79,112	58,761
Total Current Liabilities	79,626	68,316

TOTAL LIABILITIES	$79,626	$68,316

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 25,000,000 authorized, no shares issued and outstanding at September 30, 2017 and March 31, 2017, respectively.	—	—
Common stock, $.001 par value, 150,000,000 shares authorized, 19,412,000 issued and outstanding at September 30, 2017 and March 30, 2017, respectively.	19,412	19,412
Additional paid in capital	168,387	168,387
Accumulated deficit	(267,146)	(255,498)
TOTAL STOCKHOLDERS’ DEFICIT	(79,347)	(67,699)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$279	$617

The accompanying notes are an integral part of these unaudited condensed financial statements

-F1-

ASIA TRAINING INSTITUTE, INC.

CONDENSED STATEMENTS OF OPERATIONS

for the three and six months ended September 30

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—

Operating Expenses:
General administrative expense	4,360	8,217	11,648	34,800
Total operating expenses	4,360	8,217	11,648	34,800

Net loss from operations	(4,360)	(8,217)	(11,648)	(34,800)
Loss before income taxes	(4,360)	(8,217)	(11,648)	(34,800)
Provision for income taxes	—	—	—	—
Net Loss	$(4,360)	$(8,217)	$(11,648)	$(34,800)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding basic and diluted	19,412,000	19,412,000	19,412,000	19,412,000

The accompanying notes are an integral part of these unaudited condensed financial statements

-F2-

ASIA TRAINING INSTITUTE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

for the three and six months ended September 30

(UNAUDITED)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(11,648)	$(34,800)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	(9,040	(6,619)
Net cash used in operating activities	(20,688	(41,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related Party	20,350	41,907
Net cash from financing activities	20,350	41,907

Net increase (decrease) in cash	(338)	488

Cash at beginning of period	617	—

Cash at end of period	$279	$488

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	—	—
Cash paid for taxes	—	—

The accompanying notes are an integral part of these unaudited condensed financial statements

-F3-

ASIA TRAINING INSTITUTE, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED September 30, 2017 (UNAUDITED) AND MARCH 31, 2017

NOTE 1- ORGANIZATION AND PRINCIPAL ACTIVITIES

Asia Training Institute, Inc., a Nevada corporation, (“ATI,” “Company,” “Registrant,” “we,” “us,” or “our”) was incorporated on May 14, 2014 under the name “WeWearables, Inc.”

At present, we have no operations or employees. Our sole officer and director is our controlling shareholder, Mr. Peter Tong. The Company’s current business strategy is to investigate and, if such investigation warrants, acquire a target operating company or business seeking the perceived advantages of being a publicly held corporation.  The Company’s principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with an operating business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared from the books and records of the Company in accordance with U.S. GAAP and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. The condensed statements of operations for the six months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year or any future interim period. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such condensed financial statements.

The Company maintains its general ledger and journals with the accrual method of accounting for financial reporting purposes. The financial statements and notes are representations of management. Accounting policies adopted by the Company conform to U.S. GAAP and have been consistently applied in the presentation of financial statements. The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC.

(b)	Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At September 30, 2017 and 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

(c)	Use of estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

(d)	Recently issued or adopted standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

-F4-

NOTE 3 - ACCRUED LIABILITIES

As of September 30, 2017, and March 31, 2017, the Company had $514 and $9,555 in accrued liabilities, respectively. The accrued liabilities mainly consist of accrued professional fees.

NOTE 4 - GOING CONCERN AND CAPITAL RESOURCES

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,

●	payment of annual corporate fees, and

●	investigating, analyzing and consummating an acquisition.

As of September 30, 2017, the Company had an accumulated deficit of $267,146. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent upon our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances. However, there is no assurance of additional funding being available.

Our independent accountants have included an explanatory paragraph in their opinion on our financial statements as of and for the year ended March 31, 2017 that states that the Company’s lack of revenues and financial resources, among other conditions, raise substantial doubt about our ability to continue as a going concern.

NOTE 5 - LOANS FROM OFFICERS AND DIRECTORS

For the six months ended September 30, 2017, the Company’s former sole director, officer and principal stockholder, Mr. Chiang, paid Company expenses totaling $20,350 from personal funds. These expenses consisted primarily of professional fees. As a condition of closing the change in control, and as reported in the Form 8-K filed October 23, 2017, Mr. Chiang released the Company from any and all existing claims, settled various liabilities of the Company and indemnified Buyer and the Company from liabilities arising out of any breach of any representation, warranty, covenant or obligation of Chiang.

-F5-

NOTE 6 - COMMON STOCK TRANSACTIONS

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

On February 12, 2016 Mr. Chen sold all 17,000,000 of his shares of common stock to Mr. Chiang.  That same date, two other stockholders sold all of their shares, totaling 2,000,000, to Mr. Chiang.

On February 16, 2016, the Company’s transfer agent canceled 1,000,000 shares of common stock previously outstanding at the request of the previous stockholder.  At September 30 and March 31, 2017 there were 19,412,000 shares of common stock issued and outstanding.

On October 18, 2017, and as reported on Form 8K filed on October 23, 2017, Mr. Chiang sold to Peter Tong all 19,000,000 shares of the Company’s restricted common stock. The sale was the result of a privately negotiated transaction without the use of public dissemination of promotional or sales materials. The buyer represented that it was an accredited investor and as such could bear the risk of such investment for an indefinite period of time and to afford a complete loss thereof.

Note 7 - Subsequent Events

In accordance with ASC 855, the Company has analyzed its operations subsequent to September 30, 2017 through October 31, 2017 these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements except as reported on Form 8-K filed October 23, 2017.

-F6-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2017, as filed on June 29, 2017. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Overview

Asia Training Institute, Inc. (the “Company”) was incorporated in the State of Nevada on May 14, 2014 under the name “WeWearables, Inc.”. Our principal executive offices are located at Room A, 16/F, Winbase Centre, 208 Queen’s Road Central Hong Kong. Our phone number is 852-2350-1928.

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

Operating Expenses

During the three months ended September 30, 2017 and 2016, we have incurred $4,360 and $8,217 in expenses, respectively, primarily consisting of professional fees associated with the SEC filings.

During the six months ended September 30, 2017 and 2016, we have incurred $11,648 and $34,800 in expenses, respectively, primarily consisting of professional fees associated with the SEC filings.

Going Concern

Our independent accountants have included an explanatory paragraph in their opinion on our financial statements as of and for the year ended March 31, 2017 that states that the Company’s lack of revenues and financial resources, among other conditions, raise substantial doubt about our ability to continue as a going concern.

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,
●	payment of annual corporate fees, and
●	investigating, analyzing and consummating an acquisition.

As of September 30, 2017, the Company has an accumulated deficit of $267,146. Management anticipates that fees associated with the filing of Exchange Act reports including accounting fees, legal fees and the payment of annual corporate fees will not exceed $75,000 during the next 12 months. We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

We suffered recurring losses from operations and have an accumulated deficit of $267,146 as of September 30, 2017, currently, we are a non-operating public company. We currently are seeking to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction with one or more operating businesses or assets that we have not yet identified. In the event we use all of our cash resources, certain members of management and shareholders have indicated their willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for an acquisition, until such acquisition is consummated. Even though this is their current intention, they have made no firm commitment and it is at their sole discretion whether or not to fund us. In the event they do not fund us and we are not able to find outside investors, we will not have the funds necessary to operate and will have to dissolve.

Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent upon our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances. However, there is no assurance of additional funding being available.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may affect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Our potential merger targets are firms seeking either the benefits of a business combination with an SEC reporting company and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. While a private operating company may achieve the same benefits by filing its own Exchange Act registration statement, such benefits can be achieved at a potentially faster rate with limited regulatory review through the completion of a business combination with a public reporting company. A potentially available business combination may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. The time required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty.

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have gone public in the United States that have significant financial resources, that are seeking to carry out a business plan similar to our business plan. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors.

Liquidity and Capital Resources

As of September 30, 2017, our total assets were $279 and our total liabilities were $79,627, comprised of accrued expenses and due to related parties.

Stockholders’ deficit increased from $(67,699) as of March 31, 2017 to $(79,347) as of September 30, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended September 30, 2017 and September 30, 2016, net cash flows used in operating activities were $(20,688) and $(41,419) respectively, consisting of net losses in both periods and a change in accounts payable for the six months ended September 30, 2017.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six months ended September 30, 2017 and 2016, net cash from financing activities was $20,350 and $41,907, respectively, consisting of loans from former directors.  As a condition of closing the recent change in control transaction, and as reported in the Form 8-K filed October 23, 2017, the Company’s former sole officer and director, Chien Heng Chiang released the Company from any and all existing claims, settled various liabilities of the Company and indemnified the Buyer and the Company from liabilities arising out of any breach of any representation, warranty, covenant or obligation of Chiang.

 Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of September 30, 2017, the Company’s Interim Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer) has concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

None.

ITEM 1A RISK FACTORS

We are a smaller reporting company and, therefore, we are not required to provide information required by this Item.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None

ITEM 6 EXHIBITS

Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

31.2*	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302

32.1**	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIA TRAINING INSTITUTE, INC.

Dated: November 3, 2017	By:	/s/ Peter H. Tong
	Name:	Peter H. Tong
	Title:	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)