Form 10-Q
period 2017-12-31
Po Yuen Cultural Holdings (Hong Kong) Co., Ltd.
filed 2018-02-14
CIK 1617431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

COMMISSION FILE NUMBER: 333-198615

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd.

(Exact name of registrant as specified in its charter)

Nevada	47-1100063
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Room A, 16/F, Winbase Centre, 208 Queens Road Central, Hong Kong	N/A
(Address of Principal Executive Offices)	(Zip Code)

(852) 2350 1928

(Registrant’s Telephone Number, Including Area Code)

NA

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

As of February 14, 2018, there were 19,412,000 shares of the company’s common stock, par value $0.001 per share, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd

BALANCE SHEETS

	December 31, 2017 (Unaudited)	March 31, 2017 (Audited)
ASSETS
CURRENT ASSETS:
Cash	$—	$617
Prepaid legal	$—	$—
Total Current Assets	—	617
TOTAL ASSETS	$—	$617

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$2,333	9,555
Due to related party	86,570	58,761
Total Current Liabilities	88,903	68,316
TOTAL LIABILITIES	$88,903	$68,316

Commitments and Contingencies	$—	$—

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.001 par value, 25,000,000 and 0 shares authorized, no shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively.	—	—
Common stock, $.001 par value, 500,000,000 shares authorized, 19,412,000 issued and outstanding at December 31, 2017; and 19,412,000 issued and outstanding at December 31, 2016.	19,412	19,412
Additional paid in capital	168,387	168,387
Accumulated deficit	(276,702)	(255,498)
TOTAL STOCKHOLDERS’ DEFICIT	(88,903)	(67,699)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$617

The accompanying notes are an integral part of these unaudited condensed financial statements

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd

STATEMENTS OF OPERATIONS

for the three and nine months ended December 31

(UNAUDITED)

	Three months ended December 31,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$—	$—	$—	$—

Operating Expenses:
General administrative expense	9,556	8,801	21,204	43,600
Total operating expenses	9,556	8,801	21,204	43,600

Net loss from operations	(9,556)	(8,801)	(21,204)	(43,600)
Loss before income taxes	(9,556)	(8,801)	(21,204)	(43,600)
Provision for income taxes	—	—	—	—
Net Loss	$(9,556)	$(8,801)	$(21,204)	$(43,600)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding basic and diluted	19,412,000	19,412,000	19,412,000	19,412,000

The accompanying notes are an integral part of these unaudited condensed financial statements

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd

STATEMENTS OF CASH FLOWS

for the nine months ended December 31

(UNAUDITED)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(21,204)	$(43,600)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	(7,222)	(8,880)
Due to Related party	—	—
Net cash used in operating activities	(28,426)	(52,480)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related Party	27,809	53,007
Net cash provided by financing activities	27,809	53,007

Net increase (decrease) in cash	(617)	527

Cash at beginning of period	617	—

Cash at end of period	$—	$527

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	—	—
Cash paid for taxes	—	—

The accompanying notes are an integral part of these unaudited condensed financial statements

PO YUEN CULTURAL HOLDINGS (HONG KONG) CO., LTD.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED December 31, 2017 (UNAUDITED) AND MARCH 31, 2017

NOTE 1- ORGANIZATION AND PRINCIPAL ACTIVITIES

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd. a Nevada corporation, (“ATI,” “Company,” “Registrant,” “we,” “us,” or “our”) was incorporated on May 14, 2014 under the name “WeWearables, Inc.”

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

PO YUEN CULTURAL HOLDINGS (HONG KONG) CO., LTD.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED December 31, 2017 (UNAUDITED) AND MARCH 31, 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared from the books and records of the Company in accordance with U.S. GAAP and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. The condensed statements of operations for the nine months ended December 31, 2017 are not necessarily indicative of the results to be expected for the full year or any future interim period. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2017. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such condensed financial statements.

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

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At December 31, 2017 and 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

NOTE 3 - ACCRUED LIABILITIES

As of December 31, 2017, and March 31, 2017, the Company had $2,333 and $9,555 in accrued liabilities, respectively. The accrued liabilities mainly consist of accrued professional fees.

PO YUEN CULTURAL HOLDINGS (HONG KONG) CO., LTD..

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED December 31, 2017 (UNAUDITED) AND March 31, 2017

NOTE 4 - GOING CONCERN AND CAPITAL RESOURCES

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,

●	payment of annual corporate fees, and

●	investigating, analyzing and consummating an acquisition.

As of December 31, 2017, the Company had an accumulated deficit of $276,702. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

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

NOTE 5 - LOANS FROM OFFICERS AND DIRECTORS

For the nine months ended December 31, 2017, the Company’s former sole director, officer and principal stockholder, Mr. Chiang, paid Company expenses totaling $20,925 from personal funds. These expenses consisted primarily of professional fees. As a condition of closing the change in control, and as reported in the Form 8-K filed October 23, 2017, Mr. Chiang released the Company from any and all existing claims, settled various liabilities of the Company and indemnified Buyer and the Company from liabilities arising out of any breach of any representation, warranty, covenant or obligation of Chiang.

NOTE 6 - COMMON STOCK TRANSACTIONS

The Company is authorized to issue 500,000,000 shares of common stock and 25,000,000 shares of preferred stock. The Company issued 17,000,000 shares of its common stock to its former president and chief executive officer as founder shares.  The Company issued 3,050,000 shares of its common stock for services with a value attributed to them of $20,000.

In January 2015, the Company completed a public offering whereby it sold 362,000 shares of common stock at $0.10 per share for total gross proceeds of $36,200.

On February 12, 2016 Mr. Chen sold all 17,000,000 of his shares of common stock to Mr. Chiang.  That same date, two other stockholders sold all of their shares, totaling 2,000,000, to Mr. Chiang.

On February 16, 2016, the Company’s transfer agent canceled 1,000,000 shares of common stock previously outstanding at the request of the previous stockholder.  At December 31 and March 31, 2017 there were 19,412,000 shares of common stock issued and outstanding.

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

On November 22, 2017, the controlling shareholder of the Company, Peter H. Tong sold to certain individuals a total of 17,670,000 shares of the Company’s restricted common stock which had previously been issued to Mr. Tong. The purchaser, Cheuk Yi Cheung, owns 16,359,000 shares of common stock of the Company as a result of the transaction and becomes the controlling shareholder. The other purchasers, Kwok Yuen Luk and Kai Chi To owns 741,000 and 570,000 shares of common stock of the Company respectively as a result of the transaction.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC 855, the Company has analyzed its operations from December 31, 2017 through February 14, 2018, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Overview

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd. (the “Company”) was incorporated in the State of Nevada on May 14, 2014 under the name “WeWearables, Inc.”. Our principal executive offices are located at Room A, 16/F, Winbase Centre, 208 Queen’s Road Central Hong Kong. Our phone number is 852-2350-1928.

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

Operating Expenses

During the three months ended December 31 2017 and 2016, we have incurred $9,556 and $8,801 in expenses, respectively, primarily consisting of professional fees associated with the SEC filings.

During the nine months ended December 31, 2017 and 2016, we have incurred $21,204 and $43,600 in expenses, respectively, primarily consisting of professional fees associated with the SEC filings.

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

As of December 31, 2017, the Company has an accumulated deficit of $276,702. Management anticipates that fees associated with the filing of Exchange Act reports including accounting fees, legal fees and the payment of annual corporate fees will not exceed $75,000 during the next 12 months. We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

We suffered recurring losses from operations and have an accumulated deficit of $276,702 as of December 31, 2017, currently, we are a non-operating public company. We currently are seeking to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction with one or more operating businesses or assets that we have not yet identified. In the event we use all of our cash resources, certain members of management and shareholders have indicated their willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for an acquisition, until such acquisition is consummated. Even though this is their current intention, they have made no firm commitment and it is at their sole discretion whether or not to fund us. In the event they do not fund us and we are not able to find outside investors, we will not have the funds necessary to operate and will have to dissolve.

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

Liquidity and Capital Resources

As of December 31, 2017, our total assets were $0 and our total liabilities were $88,903, comprised of accrued expenses and due to related parties.

Stockholders’ deficit increased from $(67,699) as of March 31, 2017 to $(88,903) as of December 31, 2017.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended December 31, 2017 and December 31, 2016, net cash flows used in operating activities were $(28,426) and $(52,480) respectively, consisting of net losses in both periods and a change in accounts payable for the nine months ended December 31, 2017.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine months ended December 31, 2017 and 2016, net cash from financing activities was $27,809 and $53,007, respectively, consisting of loans from former directors.  As a condition of closing the recent change in control transaction, and as reported in the Form 8-K filed October 23, 2017, the Company’s former sole officer and director, Chien Heng Chiang released the Company from any and all existing claims, settled various liabilities of the Company and indemnified the Buyer and the Company from liabilities arising out of any breach of any representation, warranty, covenant or obligation of Chiang.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of December 31, 2017, the Company’s Interim Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer) has concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PO YUEN CULTURAL HOLDINGS (HONG KONG) CO., LTD.

Dated: February 14, 2018	By:	/s/ Kwok Yuen Luk
	Name:	Kwok Yuen Luk
	Title:	Chief Executive Officer, (Principal Executive Officer)