Form 10-K
period 2018-03-31
Po Yuen Cultural Holdings (Hong Kong) Co., Ltd.
filed 2018-06-28
CIK 1617431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the transition period from ______to______

Commission file number: 333-198615

(Exact name of Company as specified in its charter)

Nevada	47-1100063
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Room A, 16/F, Winbase Centre, 208 Queen's Road Central, Sheung Wan, Hong Kong	N/A
(Address of Principal Executive Offices)	(Zip Code)

Company's telephone number, including area code: 86-852-2350-1928

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405) during the preceding 12 months. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act): Yes ☒ No☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☒

As of June 27, 2018 there were 1,412,000 shares of company's common stock, par value $0.001 per share, outstanding. As of the last business day of the registrant’s most recently completed fiscal quarter, there was no active public trading market of our shares of common stock on the OTC Pink.

 PART I

Item 1.	Business.

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd. (the “Company”) was incorporated in the State of Nevada on May 14, 2014 under the name “WeWearables, Inc.” Our principal executive offices are located at Room A, 16/F, Winbase Centre, 208 Queen’s Road Central Hong Kong. Our phone number is 852-2350-1928.

The Company does not currently have an operating business and has limited financial resources. The Company has not established a source of equity or debt financing.

The Company is seeking to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction with one or more operating businesses or assets that we have not yet identified.

At present, we have no employees. Our officers and directors are listed below.

Name	Age	Position
Kwok Yuen Luk	40	President, Chief Executive Officer, Director
Peter Tong	63	Chief Financial Officer, Treasurer, Secretary and Director
Cheuk Yi Cheung	44	Chairman of the Board of Directors, Director
Kai Ming Tai	46	Director
Sai Cheung Wong	59	Director
Donna Fung Yee Chung	60	Director

Business of Issuer

The Company, based on proposed business activities, is a "blank check" company. The U.S. Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a "shell company," because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company's principal business is to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.

The analysis of new business opportunities will be undertaken by or under the supervision of the Company's officers. As of the date of this Annual Report, the Company has not entered into any agreement with any party regarding acquisition opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

●	Potential for growth, indicated by new technology, anticipated market expansion or new products;

●	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

●	Strength and diversity of management, either in place or scheduled for recruitment;

●

Capital requirements and anticipated availability of required funds from the Company, from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

●	The extent to which the business opportunity can be advanced;

●	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

●	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available acquisition opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's lack of capital to fund the investigation, the Company may not discover or adequately evaluate adverse facts about the business to be acquired. In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information that may be available regarding private companies, our limited personnel and financial resources.

We expect that our due diligence will encompass, among other things, meetings with the target business's incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. Our lack of funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Additionally, the Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

 The Company does not intend to supply disclosure to stockholders concerning a target company prior to the consummation of a business combination transaction, unless required by applicable law or regulation. In the event a proposed business combination involves a change in majority of directors of the Company without stockholder approval, the Company will file and provide to stockholders a Schedule 14F-1, which shall include, information concerning the target company, as required. The Company will file a current report on Form 8-K, as required, within four business days of a business combination which results in the Company ceasing to be a shell company. Such Form 8-K will include complete disclosure of the target company, including audited financial statements.

The present stockholders of the Company may not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and one or more new directors may be appointed without any vote by the stockholders.

The Company intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys. The approximate number of persons or entities that will be contacted is unknown and dependent on whether any opportunities are presented by the sources that we contact. It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities on a full-time basis. Our officers and directors anticipate that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. The specific amount of time that management will devote to the Company may vary from week to week or even day to day, and therefore the specific amount of time that management will devote to the Company on a weekly basis cannot be ascertained with any level of certainty. In all cases, management intends to spend as much time as is necessary to exercise its fiduciary duties as officers and directors of the Company.

Item 5.	Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

There is no established public trading market for our Common Stock.

Holders

As of June 27, 2018, there were 37 record holders of an aggregate of the 1,412,000 shares of Common Stock issued and outstanding.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The words "believe," "expect," "anticipate," "project," "target," "optimistic," "intend," "aim," "will" or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our ability to consummate a successful business transaction; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; the loss of key personnel; any of the factors in the "Risk Factors" section of this report; and any statements of assumptions underlying any of the foregoing. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

By their nature, all forward looking statements involve risk and uncertainties. All phases of the Company's operations involve risks and uncertainties, many of which are outside of the Company's control, and any one of which, or a combination of which, could materially affect the Company's results of operations and whether the forward looking statements ultimately prove to be correct. Actual results may differ materially from those contemplated by the forward looking statements for a number of reasons.

Overview

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. There can be no assurance that the Company will ever consummate a business combination and achieve long-term growth potential or immediate, short-term earnings from any business combination the Company enters into.

Operating Expenses

During the fiscal years ended March 31, 2018 and 2017 we have incurred $38,074 and $8,801 in expenses, respectively, including fees paid to the Company’s U.S. securities counsel and independent accounting firm and fees associated with the SEC filings.

Going Concern

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,

●	payment of annual corporate fees, and

●	investigating, analyzing and consummating an acquisition.

As of March 31, 2018, the Company has an accumulated deficit of $293,573. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses.

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

Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management's plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances. However there is no assurance of additional funding being available.

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

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization.

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

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have gone public in the United States that have significant financial resources, that are seeking to carry out a business plan similar to our business plan. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors also possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors.

Liquidity and Capital Resources

Net cash used in operating activities was $38,691 and $58,145 in the fiscal years ended March 31, 2018 and 2017, respectively.

We suffered recurring losses from operations and have an accumulated deficit of $293,573 as of March 31, 2018. Currently, we are a non-operating public company. We seek suitable candidates for a business combination with a private company. In the event we use all of our cash resources, the shareholders have indicated their willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for a business combination, until such business combination is consummated. Even though this is the shareholders current intention, they have made no firm commitment and it is at their sole discretion whether or not to fund us. In the event the shareholders do not fund us, we will not have the funds necessary to operate and will have to dissolve.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Polices

See Note 2 to the financial statements for a discussion on critical accounting policies.

Related Party Transactions

See Note 6 to the financial statements regarding related party transactions.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:

The Board of Directors and Stockholders of

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Po Yuen Cultural Holdings (Hong Kong) Co., Ltd., (the Company) as of March 31, 2018, and the related statements of operations and comprehensive income, changes in stockholders’ deficiency, and cash flows for the year ended March 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018, and the results of its operations and its cash flows for the year ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company had incurred substantial losses during the year, and has a working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 4. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

WWC, P.C.

Certified Public Accountants

San Mateo, CA

June 26, 2018

We have served as the Company’s auditor since January 4, 2018.

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd
Balance Sheets
	(Audited)	(Audited)
	March 31, 2018	March 31, 2017
ASSETS
Current Assets:
Cash	$ -	$ 617
Prepaid legal	-	-
Total Current Assets	-	617
TOTAL ASSETS	$ -	$ 617

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued Expenses	$ 8,275	$ 9,555
Due to paying agent	663	-
Due to related party	17,724	58,761
Total Current Liabilities	26,662	68,316
TOTAL LIABILITIES	26,662	68,316

Commitments and Contingencies	$ -	$ -

Shareholders' Deficit:
Common stock, $.001 par value, 500,000,000 shares authorized, 19,412,000 issued and outstanding at March 31, 2018; and 19,412,000 issued and outstanding at March 31, 2017.	19,412	19,412
Additional paid-in capital	247,499	168,387
Accumulated deficit	(293,573)	(255,498)
Total Stockholders’ Deficit	(26,662)	(67,699)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	-	$ 617

The accompanying notes are an integral part of these condensed financial statements

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd
Statements of Operations
for the years ended March 31,

	2018	2017
Revenue	$ -	$ -

Operating Expenses:
General administrative expense	38,074	56,265
Total operating expenses	38,074	56,265

Net loss from operations	(38,074)	(56,265)
Loss before income taxes	(38,074)	(56,265)
Provision for income taxes	-	-
Net Loss	$ (38,074)	$ (56,265)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding basic and diluted	19,412,000	19,412,000

The accompanying notes are an integral part of these condensed financial statements

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd
Statement of Stockholders Equity
March 31, 2018

	Common Stock ..001 Par
Description	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Stock holders' Deficit Totals
Balance 3/31/2015	20,412,000	$ 20,412	$ 35,788	$ (143,784)	$ (87,584)
Shares returned	(1,000,000)	(1,000)	1,000
Contributed Capital			$ 131,599		$ 131,599
Net Profit				(55,449)	(55,449)
3/31/2016	19,412,000	19,412	168,387	(199,233)	(11,434)
				.
			-		-
Net Loss				(56,265)	(56,265)
3/31/2017	19,412,000	19,412	168,387	(255,498)	(67,699)
				.

Forgiveness on related party debt			79,111		79,111
Net Loss				(38,074)	(38,074)
3/31/2018	19,412,000	19,412	247,498	(293,572)	(26,662)

The accompanying notes are an integral part of these condensed financial statements

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd
Statement of Cash Flows
for the years ended March 31,

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (38,074)	$ (56,265)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in operating assets and liabilities:
Accrued Expenses	(1,280)	(1,880)
Due to paying agent	663
Due to Related party		-
Net cash used in operating activities	(38,691)	(58,145)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to Related party	38,074	58,762
Net cash provided by financing activities	38,074	58,762

Net increase (decrease) in cash	(617)	617

Cash at beginning of period	617	-

Cash at end of period	-	$ 617

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	-	-
Cash paid for taxes	-	-

 The accompanying notes are an integral part of these condensed financial statements

PO YUEN CULTURAL HOLDINGS (HONG KONG) CO., LTD..

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2018 AND MARCH 31, 2017

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation

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

 The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At March 31, 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

3.	ACCRUED LIABILITIES.

As of March 31, 2018, and March 31, 2017, the Company had $8,275 and $9,555 in accrued liabilities, respectively. The accrued liabilities mainly consist of accrued professional fees.

4.	GOING CONCERN AND CAPITAL RESOURCES

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,

●	payment of annual corporate fees, and

●	investigating, analyzing and consummating an acquisition.

As of March 31, 2018, the Company had an accumulated deficit of $293,573. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

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

Our independent accountants have included an explanatory paragraph in their opinion on our financial statements as of and for the year ended March 31, 2018 that states that the Company’s lack of revenues and financial resources, among other conditions, raise substantial doubt about our ability to continue as a going concern.

5. LOANS FROM OFFICERS AND DIRECTORS

For the year ended March 31, 2018, the Company’s former sole director, officer and principal stockholder, Mr. Chiang, paid Company expenses totaling $79,111 from personal funds. These expenses consisted primarily of professional fees. As a condition of closing the change in control, and as reported in the Form 8-K filed October 23, 2017, Mr. Chiang released the Company from any and all existing claims, settled various liabilities of the Company and indemnified Buyer and the Company from liabilities arising out of any breach of any representation, warranty, covenant or obligation of Chiang. As a result we recorded an addition to additional paid in capital of $79,111. On October 18, 2017, Peter Tong was appointed to our Board of directors. For the year ended March 31, 2018, Mr. Tong, paid Company expenses totaling $17,724 from personal funds. These expenses consisted primarily of professional fees.

6.	COMMON STOCK TRANSACTIONS

The Company is authorized to issue 500,000,000 shares of common stock. The Company issued 17,000,000 shares of its common stock to its former president and chief executive officer as founder shares.  The Company issued 3,050,000 shares of its common stock for services with a value attributed to them of $20,000.

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

Subsequently, on April 3, 2018, and as reported on Form 8K/A filed April 16, 2018, the board of directors of Po Yuen Cultural Holdings (Hong Kong) Co., Ltd. (the “Company”), reacquired 18 million shares of the Company’s common stock from certain shareholders, without consideration, out of the 19 million shares held by this group immediately prior to returning the shares to us, as reflected in the table below. The shares have been returned to the Company as non-voting Treasury stock.

7.	SUBSEQUENT EVENTS

On April 3, 2018, and as reported on Form 8K/A filed April 16, 2018, the board of directors of Po Yuen Cultural Holdings (Hong Kong) Co., Ltd. (the “Company”), reacquired 18 million shares of the Company’s common stock from certain shareholders, without consideration, out of the 19 million shares held by this group immediately prior to returning the shares to us, as reflected in the table below. The shares have been returned to the Company as non-voting Treasury stock.

In accordance with ASC 855, the Company has analyzed its operations subsequent to March 31, 2018 through June 26, 2018 when these financial statements were issued, and has determined that it does not have any other material subsequent events to disclose in these financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of March 31, 2018, the Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) has concluded that the Company's disclosure controls and procedures were not effective at a reasonable assurance level.

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

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting in accordance with U.S. GAAP. Internal control over financial reporting includes policies and procedure that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. GAAP; that our receipts and expenditures are being made only in accordance with the authorization of the Company's board of directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk.

Management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control Integrated Framework. Because of the material weaknesses described in the following paragraphs, management believes that, as of March 31, 2018, the Company’s internal control over financial reporting was not effective based on those criteria.

Material weakness

Management identified two material weaknesses in the design and operation of its internal controls: (i) the failure to retain sufficient qualified accounting personnel to prepare financial statements in accordance with accounting principles generally accepted in the United States (including a qualified Chief Financial Officer); and (ii) the Company’s accounting department personnel has limited knowledge and experience in U.S. GAAP.

To remediate the material weaknesses identified in internal control over financial reporting, the Company intends to: (i) hire additional personnel with sufficient knowledge and experience in U.S. GAAP; and (ii) provide ongoing training courses in U.S. GAAP to existing personnel. The Company will continue to monitor and assess our remediation initiatives to ensure that the aforementioned material weaknesses are remediated.

Changes in Internal Control over Financial Reporting

Other than as described above, there have not been any changes in the Company's internal controls over financial reporting that occurred during the Company's fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers as of March 31, 2018 were as follows:

Name	Age	Position
Kwok Yuen Luk	40	President, Director, Chief Executive Officer, Director
Peter Tong	63	Chief Financial Officer, Treasurer, Secretary and Director
Cheuk Yi Cheung	44	Chairman of the Board of Directors and Director
Kai Ming Tai	46	Director
Sai Cheung Wong	59	Director
Donna Fung Yee Chung	43	Director

Kwok Yuen Luk, age 40, has served as the General Manager of Po Yuen Kok since 2007. He is responsible for implementation of the business plan of the company and the trading of auction collections. From June of 2013 to present, he has served as the General Manager of Po Yuen International Auction CO., LTD. Here, he oversees the budget of the auctions held by the company. He has been engaged in the auction industry for more than 20 years and is highly skilled at utilizing resources both internal and external, in locating target markets, and in both the planning and implementing strategies of the auctions that the company holds. His auction experience, strong social skills and leadership make him an asset to the Company and what qualifies him to serve as our President, Chief Executive Officer and member of our Board.

Peter H. Tong served as our Chief Executive Officer, Interim Chief Financial Officer and a director of the Company from August 3, 2015 until June 15, 2016 and has since served as a director on our Board of Directors. Since May 2012, Mr. Tong has served as chief executive officer of Timberwood Acquisition Corp., a blank check company seeking an acquisition target. Since 2006, Mr. Tong has served as an economic consultant for the Industrial Commercial Union for Sichuan Province, China, a corporate finance and management company. From 2001 to 2005, Mr. Tong served as a financial consultant to Schmidt Financial Concept, an international financial management company, in China. From 1998 to 2001, Mr. Tong served as chief operating officer of Union Charter Bancorp, a full-service mortgage bank. From 1996 to 1998, Mr. Tong served as executive vice president of Founders Bancorp, a full-service mortgage bank. From 1992 to 1996, Mr. Tong served as senior vice president of Union Charter Bancorp. Mr. Tong received a B.S. in Finance from Chengchi University, Taipei, Taiwan.

Cheuk Yi Cheung, age 44, has served as business manager for Po Yuen Kok since 2007. She is responsible for the daily management of operations and supervises all major business transactions of Po Yuen Kok. From 1989 to June 1992 she studied at the Guangzhou Vocational School of Tourism and Business. In 2009, she received her Estate Agent License. In 2013, she established Po Yuen International Auction CO., LTD. and serves as its Chairman and authorized legal representative. She has over ten years of management in the auction industry and is highly skilled as a business manager and corporate strategist. Her experience and skills are what we believe qualifies her to be a member of our Board of Directors.

On November 22, 2017, our Board unanimously approved the appointment of the following three people as members of our Board of Directors:

Sai Cheung Wong, age 59, serves as an appraiser at Po Yuen International Auction CO., LTD. He is responsible for identification and collection of cultural relics. From May of 2011 to June of 2015, he served as marketing manager of Po Yuen Kok and was also responsible for the trading and identification of antique collections. He is experienced in market development, customer resources and operations in the auction industry. We believe his experience and skills in the auction industry is what qualifies him to serve as a member of our Board of Directors.

Donna Fung Yee Chung, age 60, has served as manager of Wing Fung Gallery since 1976 and Pagoda Gallery since 1997 where she is responsible for buying and selling antiques and identification of Chinese ancient porcelain. From 1970 to 1975 she studied at Peizhong English High School. We believe her experience in identifying high quality ancient porcelain and studies in Qing Dynasty porcelain combined with her extensive management and social influence make her qualified to be a member of our Board of Directors.

Kai Ming Tai, age 46, has served as executive director and general manager for Hong Kong Guosong Business Group Co., Ltd. since April of 2015. He is responsible for wine sales in duty free stores at entry-exit ports and for import and export formalities imported into Hong Kong or exported to China, market expansion, advertisement, sales planning, storage and logistics. From September 1987 to June of 1990, he studied at Zhaoqing Technician Institute. From April 2004 to March 2015, Mr. Tai served as the general manager for Hui Zhen Tang where he was responsible for price evaluation of artwork and other goods, handling formalities of imports and exports, distribution and also served as customer liaison. His experience in financial management and risk analysis combined with industry knowledge, public relations and decision-making skills qualifies him to serve as a member of our Board of Directors.

Cheuk Yi Cheung and Kwok Yuen Luk are husband and wife.  Kai Ming Tai is husband of Kwok Yuen Luk’s sister. Kwok Yuen Luk and Kai Ming Tai are brother in laws.

There are no formal compensation agreements with any of our new Officers or Directors at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons, we believe that, during the year ended March 31, 2018, our executive officers, directors and greater-than-ten percent stockholders have not complied with Section 16(a) filing requirements.

Item 11.	Executive Compensation.

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company's named executive officers. The Company's officers and directors have not received any cash or other compensation since inception. They will not receive any compensation until the consummation of an acquisition. No compensation of any nature has been paid for on account of services rendered by a director in such capacity. Our officers and directors intend to devote very limited time to our affairs before a suitable target company is identified.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain members of our management for the purposes of providing services to the surviving entity. However, the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination.

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership based on 1,412,000 shares of our Common Stock outstanding as of June 27, 2018, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our Common Stock by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Title of class	Name and address of beneficial owner (2)	Current Beneficial Ownership	Percent of class(1)
Common	Cheuk Yi Cheung, Director Room A, 16/F, Winbase Centre 208 Queen’s Road Central Sheung Wan, Hong Kong	861,000	61%
Common	Kwok Yuen Luk, CEO and Director Room A, 16/F, Winbase Centre 208 Queen’s Road Central Sheung Wan, Hong Kong	39,000	2.7%
Common	Peter Tong, CFO, Secretary and Director 218 Tilton Ave #301, San Mateo CA 94401	70,000	5%
	All Officers and Directors as a Group	970,000	68.7%

	Other owners
Common	Kai Chi To 1/F-2/F, No 15 11th Lane, Sha Kok Mei Village, Sai Kung New Territories, Hong Kong	30,000	2.1%

 (1) Applicable percentages are based on 1,412,000 shares outstanding as of the date hereof. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.

(2) Cheuk Yi Cheung and Kwok Yuen Luk are husband and wife.  Kai Ming Tai is husband of Kwok Yuen Luk’s sister. Kwok Yuen Luk and Kai Ming Tai are brother in laws. There are no other family relationships between or among the directors or executive officers of the Company. None of the officers and directors of the Company is currently compensated for serving in any such position.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We will reimburse our officers and directors, subject to approval of the Board of Directors, for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our Board of Directors or a court of competent jurisdiction if such reimbursement is challenged. Other than the reimbursable out-of pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders, consulting fees or other similar compensation, including the issuance of any securities of the Company, will be paid to our existing stockholders, officers or directors who owned our Common Stock prior to this offering, or to any of their respective affiliates prior to or with respect to an acquisition. For the year ended March 31, 2018, shareholders contributed $38,074 to pay the Company’s operating expenses.

 Director Independence

Our Common Stock is not quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our Board of Directors be independent and, therefore, the Company is not subject to any director independence requirements. Under Nasdaq Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, our directors would not be considered independent directors.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14.	Principal Accounting Fees and Services

During the fiscal year ended March 31, 2018, the firm of WWC, P.C., which we refer to as WWC was our principal accountant. During the fiscal year ended March 31, 2017, the firm of TAAD, LLP, which we refer to as TAAD, was our principal accountant. The following is a summary of fees paid or to be paid to WWC and TAAD for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by WWC in connection with regulatory filings. We paid WWC $7000 and TAAD $ 11,250 in connection with our audited financials for the fiscal years ended March 31, 2018 and 2017, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under "Audit Fees." These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. There were no fees billed for audit-related services rendered by either WWC and TAAK during the last two fiscal years.

Tax Fees. None

All Other Fees. None

 PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Number	Description
31.1*	Certification of Chief Executive Officer Pursuant To Sarbanes-Oxley Section 302
31.2*	Certification of Chief Financial Officer Pursuant To Sarbanes-Oxley Section 302
32.1*	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PO YUEN CULTURAL HOLDINGS (HONG KONG) CO., LTD.

By:	/s/ Kwok Yuen Luk
Name:	Kwok Yuen Luk
Title:	Chief Executive Officer, (Principal Executive Officer)

By:	/s/ Peter Tong
Name:	Peter Tong
Title:	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)

Dated: June 27, 2018