Form 10-K/A
period 2018-03-31
Po Yuen Cultural Holdings (Hong Kong) Co., Ltd.
filed 2018-08-13
CIK 1617431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

This Amendment #1 to our Annual Report dated June 28, 2018, includes revisions to the cover page, the company’s operating expenses for the fiscal year ended March 31, 2017, Section 5 of the Financial notes, the title of the Financial Statements and furnishes the Report of the Prior Auditor not filed with our Form 10K filed on June 28, 2018. No other changes, revisions, or updates were made to the original filing.

TABLE OF CONTENTS

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

Operating Expenses

During the fiscal years ended March 31, 2018 and 2017 we have incurred $38,074 and $56,265 in expenses, respectively, including fees paid to the Company’s U.S. securities counsel and independent accounting firm and fees associated with the SEC filings.

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

See Note 5 to the financial statements regarding related party transactions.

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

/s/ TAAD, LLP

Diamond Bar, California

June 29, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:The Board of Directors and Stockholders of

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Po Yuen Cultural Holdings (Hong Kong) Co., Ltd., (the Company) as of March 31, 2018, and the related statements of operations, changes in stockholders’ deficiency, and cash flows for the year ended March 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018, and the results of its operations and its cash flows for the year ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd
(Formerly known as Asia Training Institute, Inc.)
Balance Sheets
	(Audited)
	As of March 31, 2018	As of March 31, 2017
ASSETS
Current Assets:
Cash	$-	$617
Total Current Assets	-	617
TOTAL ASSETS	$-	$617

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued Expenses	$8,275	$9,555
Due to paying agent	663	-
Due to related party	17,724	58,761
Total Current Liabilities	26,662	68,316
TOTAL LIABILITIES	26,662	68,316

Shareholders' Deficit:
Common stock, $.001 par value, 500,000,000 shares authorized, 19,412,000 issued and outstanding at March 31, 2018; and 19,412,000 issued and outstanding at March 31, 2017.	19,412	19,412
Additional paid-in capital	247,498	168,387
Accumulated deficit	(293,572)	(255,498)
Total Stockholders’ Deficit	(26,662)	(67,699)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	-	$617

The accompanying notes are an integral part of these financial statements

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd
Statements of Operations
(Formerly known as Asia Training Institute, Inc.)
For the years ended March 31,

	2018	2017
Revenue	$-	$-

Operating Expenses:
General administrative expense	38,074	56,265
Total operating expenses	38,074	56,265

Net loss from operations	(38,074)	(56,265)
Loss before income taxes	(38,074)	(56,265)
Provision for income taxes	-	-
Net Loss	$(38,074)	$(56,265)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding basic and diluted	19,412,000	19,412,000

The accompanying notes are an integral part of these financial statements

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd
(Formerly known as Asia Training Institute, Inc.)
Statements of Changes in Stockholders Deficiency
For the years ended March 31, 2018 and 2017

	Common Stock .001 Par
Description	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Stock holders' Deficit Totals
Balance at April 1, 2016	19,412,000	$19,412	$168,387	($199,233)	($11,434)

Net Loss	-	-	-	(56,265)	(56,265)
Balance at March 31, 2017	19,412,000	19,412	168,387	(255,498)	(67,699)

Forgiveness on related party debt	-	-	79,111	-	79,111
Net Loss	-	-	-	(38,074)	(38,074)
Balance at March 31, 2018	19,412,000	$19,412	$247,498	($293,572)	($26,662)

The accompanying notes are an integral part of these financial statements

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd
(Formerly known as Asia Training Institute, Inc.)
Statements of Cash Flows
For the years ended March 31,

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(38,074)	$(56,265)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in operating assets and liabilities:
Accrued Expenses	(1,280)	(1,880)
Due to paying agent	663	-
Net cash used in operating activities	(38,691)	(58,145)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to Related party	38,074	58,762
Net cash provided by financing activities	38,074	58,762

Net increase (decrease) in cash	(617)	617

Cash at beginning of period	617	-

Cash at end of period	$-	$617

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	-	-
Cash paid for taxes	-	-

 The accompanying notes are an integral part of these financial statements

PO YUEN CULTURAL HOLDINGS (HONG KONG) CO., LTD..

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2018 AND MARCH 31, 2017

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd. (Formerly known as Asia Training Institute, Inc.), a Nevada corporation, (“ATI,” “Company,” “Registrant,” “we,” “us,” or “our”) was incorporated on May 14, 2014 under the name “WeWearables, Inc.”

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

As of March 31, 2018, the Company had an accumulated deficit of $293,572 and working capital deficit of $26,662.. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

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

5. LOANS FROM OFFICERS AND DIRECTORS

For the year ended March 31, 2018 and 2017, the Company’s former sole director, officer and principal stockholder, Mr. Chiang, paid Company expenses totaling $22,846 and $56,265 respectively from personal funds. These expenses consisted primarily of professional fees. As a condition of closing the change in control, and as reported in the Form 8-K filed October 23, 2017, Mr. Chiang released the Company from any and all existing claims, settled various liabilities of the Company and indemnified Buyer and the Company from liabilities arising out of any breach of any representation, warranty, covenant or obligation of Chiang. As a result we recorded an addition to additional paid in capital of $79,111. On October 18, 2017, Peter Tong was appointed to our Board of directors. For the year ended March 31, 2018, Mr. Tong, paid Company expenses totaling $17,724 from personal funds. These expenses consisted primarily of professional fees. The amount due to Mr. Tong is unsecured, non-interest bearing, has no fixed term of repayment and is therefore deemed payable on demand.

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

Title of class	Name and address of beneficial owner (2)	Current Beneficial Ownership	Percent of class(1)
Common	Cheuk Yi Cheung, Director Room A, 16/F, Winbase Centre 208 Queen’s Road Central Sheung Wan, Hong Kong	861,000	61%
Common	Kwok Yuen Luk, CEO and Director Room A, 16/F, Winbase Centre 208 Queen’s Road Central Sheung Wan, Hong Kong	39,000	2.7%
Common	Peter Tong, CFO, Secretary and Director 218 Tilton Ave #301, San Mateo CA 94401	70,000	5%
	All Officers and Directors as a Group	970,000	68.70%

	Other owners
Common	Kai Chi To 1/F-2/F, No 15 11th Lane, Sha Kok Mei Village, Sai Kung New Territories, Hong Kong	30,000	2.1%

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

Dated: August 13, 2018