Form 10-Q
period 2018-06-30
Po Yuen Cultural Holdings (Hong Kong) Co., Ltd.
filed 2018-08-14
CIK 1617431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

Commission file number: 333-198615

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd.

(Exact name of registrant as specified in its charter)

Nevada	47-1100063
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification number)

Room A, 16/F, Winbase Centre, 208 Queens Road Central, Sheung Wan, Hong Kong	N/A
(Address of Principal Executive Offices)	(Zip Code)

86-852-2350-1928

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒
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

As of August 14, 2018, there were 1,412,000 shares of the company’s common stock, par value $0.001 per share, outstanding. As of the last business day of the registrant’s most recently completed fiscal quarter, there was no active public trading market of our shares of common stock on the OTCQB.

PART I

Item 1.	Financial Statements

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd
Balance Sheets
	(un-audited)	(Audited
	June 30, 2018	March 31, 2018
LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued Expenses	$3,500	$8,275
Due to paying agent	8,610	663
Due to related party	23,150	17,724
Total Current Liabilities	35,260	26,662
TOTAL LIABILITIES	$35,260	$26,662

Commitments and Contingencies	-	-

Shareholders' Deficit:
Preferred stock, $.001 par value, 30,000,000 and 0 shares authorized, no shares issued and outstanding at June 30, 2018 and March 31, 2018, respectively.	-	-
Common stock, $.001 par value, 500,000,000 shares authorized, 19,412,000 issued and 19,412,000 issued and 1,412,000 and 19,412,000 outstanding at June 30, 2018 and March 31, 2018.	19,412	19,412
Additional paid-in capital	265,499	247,498
Accumulated deficit	(302,171)	(293,572)
Stock held in treasuy at cost; 18,000,000 and 0 shares at June 30, 2018 and March 31, 2018	(18,000)	-
Total Stockholders’ Deficit	(35,260)	(26,662)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd
Statements of Operations
for the three months ended June 30,
(Unaudited)

	2018	2017
Revenue	$-	$-

Operating Expenses:
General administrative expense	8,598	7,288
Total operating expenses	8,598	7,288

Net loss from operations	(8,598)	(7,288)
Loss before income taxes	(8,598)	(7,288)
Provision for income taxes	-	-
Net Loss	$(8,598)	$(7,288)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding basic and diluted	2,005,407	19,412,000

The accompanying notes are an integral part of these unaudited condensed financial statements

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd
Statement of Cash Flows
for the three months ended June 30,
(Unaudited)

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(8,597)	$(7,288)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in operating assets and liabilities:
Accrued Expenses	(4,776)	(5,000)
Due to paying agent	7,947
Due to Related party	5,426	12,000
Net cash used in operating activities	-	(288)

Net increase (decrease) in cash	-	(288)

Cash at beginning of period	-	617

Cash at end of period	-	$329

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these unaudited condensed financial statements

PO YUEN CULTURAL HOLDINGS (HONG KONG) CO., LTD.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2018 (UNAUDITED) AND MARCH 31, 2017

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

The accompanying unaudited condensed financial statements have been prepared from the books and records of the Company in accordance with U.S. GAAP and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. The condensed statements of operations for the three months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year or any future interim period. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such condensed financial statements.

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

 The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At June 30, 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

As of March 31, 2018, and June 30, 2018, the Company had $8,938 and $12,110 in accrued liabilities, respectively. The accrued liabilities mainly consist of accrued professional fees.

4.	GOING CONCERN AND CAPITAL RESOURCES

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,

●	payment of annual corporate fees, and

●	investigating, analyzing and consummating an acquisition.

As of June 30, 2018, the Company had an accumulated deficit of $302,171. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

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

5. LOANS FROM OFFICERS AND DIRECTORS

For the three months ended June 30, 2018, our Director and CFO, Peter Tong, paid Company expenses totaling $5,426 from personal funds. These expenses consisted primarily of professional fees. The amount due to Mr. Tong is unsecured, non-interest bearing, has no fixed term of repayment and is therefore deemed payable on demand. As of June 30, 2018 the outstanding balance due to Mr. Tong was $23,150 it is unsecured, non-interest bearing, has no fixed term of repayment and is therefore deemed payable on demand.

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

 In accordance with ASC 855, the Company has analyzed its operations subsequent to June 30, 2018 through August 14, 2018 these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described under “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2018, as filed on June 28, 2018 and in our Form 10K/A filed on August 13, 2018. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Overview

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd. (the “Company”) was incorporated in the State of Nevada on May 14, 2014 under the name “WeWearables, Inc.”. Our principal executive offices are located at Room A, 16/F, Winbase Centre, 208 Queen’s Road Central, Sheung Wan, Hong Kong. Our phone number is 86-852-2350-1928.

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

Operating Expenses

During the three months ended June 30, 2018 and 2017, we have incurred $8,598, and $7,288 in expenses, respectively, primarily consisting of professional fees associated with the SEC filings.

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

As of June 30, 2018, the Company has an accumulated deficit of $302,171. Management anticipates that fees associated with the filing of Exchange Act reports including accounting fees, legal fees and the payment of annual corporate fees will not exceed $75,000 during the next 12 months. We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

We suffered recurring losses from operations and have an accumulated deficit of $302,171 as of June 30, 2018, currently, we are a non-operating public company. We currently are seeking to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction with one or more operating businesses or assets that we have not yet identified. In the event we use all of our cash resources, certain members of management and shareholders have indicated their willingness to loan us funds at the prevailing market rate, assuming we find a suitable candidate for an acquisition, until such acquisition is consummated. Even though this is their current intention, they have made no firm commitment and it is at their sole discretion whether or not to fund us. In the event they do not fund us and we are not able to find outside investors, we will not have the funds necessary to operate and will have to dissolve.

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

Liquidity and Capital Resources

As of June 30, 2018, our total assets were $0 and our total liabilities were $35,260, comprised of accrued expenses and due to related parties.

Stockholders’ deficit increased from $(26,662) as of March 31, 2018 to $(35,260) as of June 30, 2018.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended June 30, 2018 and June 30, 2017, net cash flows used in operating activities were $0 and $(288) respectively, consisting of net losses in both periods and a change in accounts payable for the three months ended June 30, 2018.

Cash Flows from Financing Activities

For the three months ended June 30, 2018 and 2017, net cash from financing activities was $0 and $0, respectively, consisting of loans from former directors. .

 Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of June 30, 2018, the Company’s Interim Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer) has concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None

Item 6.	Exhibits.

Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

31.2*	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302

32.1**	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PO YUEN CULTURAL HOLDINGS (HONG KONG) CO., LTD..

Dated: August 14, 2018	By:	/s/ Kwok Yuen Luk
	Name:	Kwok Yuen Luk
	Title:	Chief Executive Officer, (Principal Executive Officer)