Form 10-Q
period 2018-09-30
Po Yuen Cultural Holdings (Hong Kong) Co., Ltd.
filed 2018-11-14
CIK 1617431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☒	Smaller reporting company	☐
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

As of November 14, 2018, there were 1,412,000 shares of the company’s common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd
Condensed Balance Sheets
	(Unaudited)	(Audited)
	September 30, 2018	March 31, 2018
ASSETS
Current Assets:
Cash	$-	$-
Total Current Assets	-	-
TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued Expenses	$-	$8,275
Due to paying agent	11,141	663
Due to related party	37,780	17,724
Total Current Liabilities	48,921	26,662
TOTAL LIABILITIES	48,921	26,662

Commitments and Contingencies	$-	$-

Shareholders' Deficit:
Preferred stock, $.001 par value, 30,000,000 and 0 shares authorized, no shares issued and outstanding at September 30, 2018 and March 31, 2018, respectively.	-	-
Common stock, $.001 par value, 500,000,000 shares authorized, 19,412,000 issued and 19,412,000 issued and 1,412,000 and 19,412,000 outstanding at September 30, 2018; and March 31, 2018.	19,412	19,412
Additional paid-in capital	265,499	247,498
Accumulated deficit	(315,832)	(293,572)
Stock held in treasury at cost; 18,000,000 and 0 shares at September 30, 2018 and March 31, 2018	(18,000)	-
Total Stockholders’ Deficit	(48,921)	(26,662)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	-	-

The accompanying notes are an integral part of these unaudited Condensed financial statements

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd
Condensed Statements of Operations
for the three and six months ended September 30,
(Unaudited)

	Three Months Ended September, 30 2018	Three Months Ended September, 30 2017	Six Months Ended September, 30 2018	Six Months Ended September, 30 2017
Revenue	$-	$-	$-	$-

Operating Expenses:
General administrative expense	13,631	4,360	22,260	11,648
Total operating expenses	13,631	4,360	22,260	11,648

Net loss from operations	(13,631)	(4,360)	(22,260)	(11,648)
Loss before income taxes	(13,631)	(4,360)	(22,260)	(11,648)
Provision for income taxes	-	-	-	-
Net Loss	$(13,631)	$(4,360)	$(22,260)	$(11,648)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding basic and diluted	1,412,000	19,412,000	1,608,721	19,412,000

The accompanying notes are an integral part of these unaudited Condensed financial statements

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd
Condensed Statement of Cash Flows
Six months ended September 30,
(Unaudited)

	Six Months Ended September, 30 2018	Six Months Ended September, 30 2017
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(22,260)	$(11,648)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in operating assets and liabilities:
Accrued Expenses	(8,274)	(9,040)
Due to paying agent	10,478
Due to Related party	20,056	20,350
Net cash used in operating activities	-	(338)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to Related party	-	-
Net cash provided by financing activities	-	-

Net increase (decrease) in cash	-	(338)

Cash at beginning of period	-	617

Cash at end of period	-	$279

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these unaudited Condensed financial statements

PO YUEN CULTURAL HOLDINGS (HONG KONG) CO., LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2018 (UNAUDITED)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd. a Nevada corporation, (“ATI,” “Company,” “Registrant,” “we,” “us,” or “our”) was incorporated on May 14, 2014 under the name “WeWearables, Inc.”  It changed its named to Asia Training Institute, Inc., on February 17, 2016 due to ownership change. Then again the name was changed to Po Yuen Cultural Holdings (Hong Kong) Co., Ltd. on November 22, 2017 due to ownership change.

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

The accompanying unaudited financial statements have been prepared from the books and records of the Company in accordance with U.S. GAAP and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. The statements of operations for the three months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year or any future interim period. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such financial statements.

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

 The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At September 30, 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

As of March 31, 2018, and September 30, 2018, the Company had $8,938 and $11,141 in accrued liabilities, respectively. The accrued liabilities mainly consist of accrued professional fees.

4.	GOING CONCERN AND CAPITAL RESOURCES

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,

●	payment of annual corporate fees, and

●	investigating, analyzing and consummating an acquisition.

As of September 30, 2018, the Company had an accumulated deficit of $315,832. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

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

5. LOANS FROM OFFICERS AND DIRECTORS

For the six months ended September 30, 2018, our Director and CFO, Peter Tong, paid Company expenses totaling $20,056 from personal funds. These expenses consisted primarily of professional fees. The amount due to Mr. Tong is unsecured, non-interest bearing, has no fixed term of repayment and is therefore deemed payable on demand. As of September 30, 2018 the outstanding balance due to Mr. Tong was $37,780 it is unsecured, non-interest bearing, has no fixed term of repayment and is therefore deemed payable on demand.

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

 In accordance with ASC 855, the Company has analyzed its operations subsequent to September 30, 2018 through November 14, 2018 these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

The Company’s current business strategy is to investigate and, if such investigation warrants, acquire a target operating company or business seeking the perceived advantages of being a public corporation. The Company’s principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with an operating business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Operating Expenses

During the three months ended September 30, 2018 and 2017, we have incurred $13,631, and $4,360 in expenses, respectively, primarily consisting of professional fees associated with the SEC filings.

During the Six months ended September 30, 2018 and 2017, we have incurred $22,260, and $11,648 in expenses, respectively, primarily consisting of professional fees associated with the SEC filings.

Going Concern

The Company does not currently engage in any business activities that provide cash flow. As of September 30, 2018, the Company has an accumulated deficit of $315,832.

The notes to the financial statements furnished with this report and to our annual report on Form 10-K for the year ended March 31, 2018 state that our substantial losses, working capital deficit, lack of revenues and continuing financial obligations as a public company raise doubt about our ability to continue as a going concern. Our independent accountants make reference to such note in their opinion on our financial statements as of and for the year ended March 31, 2018.

During the next 12 months, we anticipate incurring costs related to:

●	filing of reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”),
●	payment of annual corporate fees, and
●	investigating, analyzing and consummating an acquisition.

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

Plan of Operation.

As of the close of business of the period covered by this report, the Company had no business operations or employees. We currently are seeking to acquire, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction with one or more operating businesses or assets that we have not yet identified. We cannot assure investors that we will successfully conclude any such transaction or that if we do, we will generate meaningful revenue.

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

Liquidity and Capital Resources

As of September 30, 2018, our total assets were $0 and our total liabilities were $48,921, comprised of accrued expenses and due to related parties.

Stockholders’ deficit increased from $(26,662) as of March 31, 2018 to $(48,921) as of September 30, 2018.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended September 30, 2018 and September 30, 2017, net cash flows used in operating activities were $0 and $(338) respectively, consisting of net losses in both periods and a change in accounts payable and accrued expenses for the three months ended September 30, 2018.

Cash Flows from Financing Activities

For the three months ended September 30, 2018 and 2017, net cash from financing activities was $0 and $0, respectively, consisting of loans from director. .

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of September 30, 2018, the Company’s Interim Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer) has concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

We are a smaller reporting company and, therefore, we are not required to provide information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None

Item 6.	Exhibits.

Number	Description

31.1*	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Section 302

31.2	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Section 302

32.1	Certification Pursuant To 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PO YUEN CULTURAL HOLDINGS (HONG KONG) CO., LTD..

Dated: November 14, 2018	By:	/s/ Kwok Yuen Luk
	Name:	Kwok Yuen Luk
	Title:	Chief Executive Officer, (Principal Executive Officer)