Form 10-Q
period 2018-12-31
Po Yuen Cultural Holdings (Hong Kong) Co., Ltd.
filed 2019-01-28
CIK 1617431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of January 28, 2019, there were 1,412,000 shares of the company’s common stock, par value $0.001 per share, outstanding.

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd
Condensed Balance Sheets
	(Unaudited)	(Audited)
	December 31, 2018	March 31, 2018
ASSETS
Current Assets:
Cash	$-	$-
Prepaid Legal	3,000	-
Total Current Assets	3,000	-
TOTAL ASSETS	$3,000	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued Expenses	$-	$8,275
Due to paying agent	12,241	663
Due to related party	45,780	17,724
Total Current Liabilities	58,021	26,662
TOTAL LIABILITIES	58,021	26,662

Commitments and Contingencies	$-	$-

Shareholders' Deficit:
Preferred stock, $.001 par value, 30,000,000 and 0 shares authorized, no shares issued and outstanding at December 31, 2018 and March 31, 2018, respectively.	-	-
Common stock, $.001 par value, 500,000,000 shares authorized, 19,412,000 issued and 19,412,000 issued and 1,412,000 and 19,412,000 outstanding at December 31, 2018; and March 31, 2018 respectively.	19,412	19,412
Additional paid-in capital	265,499	247,498
Accumulated deficit	(321,932)	(293,572)
Stock held in treasury at cost; 18,000,000 and 0 shares at December 31, 2018 and March 31, 2018 respectively.	(18,000)	-
Total Stockholders’ Deficit	(55,021)	(26,662)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	3,000	-

The accompanying notes are an integral part of these unaudited Condensed financial statements

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd
Condensed Statements of Operations
for the three and Nine months ended December 31,
(Unaudited)

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017	Nine Months Ended December 31, 2018	Nine Months Ended December 31, 2017
Revenue	$-	$-	$-	$-

Operating Expenses:
General administrative expense	6,100	9,956	28,360	21,204
Total operating expenses	6,100	9,956	28,360	21,204

Net loss from operations	(6,100)	(9,956)	(28,360)	(21,204)
Loss before income taxes	(6,100)	(9,956)	(28,360)	(21,204)
Provision for income taxes	-	-	-	-
Net Loss	$(6,100)	$(9,956)	$(28,360)	$(21,204)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding basic and diluted	1,412,000	19,412,000	1,608,721	19,412,000

The accompanying notes are an integral part of these unaudited Condensed financial statements

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd
Condensed Statement of Cash Flows
Nine months ended December 31,
(Unaudited)

	Nine Months Ended December 31, 2018	Nine Months Ended December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(28,360)	$(21,204)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in operating assets and liabilities:
Change in Prepaid Legal	(3,000)	-
Accrued Expenses	(8,274)	(7,222)
Due to paying agent	11,578
Due to Related party	-	-
Net cash used in operating activities	(28,057)	(28,426)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to Related party	28,057	27,809
Net cash provided by financing activities	28,057	27,809

Net increase (decrease) in cash	-	(617)

Cash at beginning of period	-	617

Cash at end of period	-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	-	-
Cash paid for taxes	-	-

The accompanying notes are an integral part of these unaudited Condensed financial statements

PO YUEN CULTURAL HOLDINGS (HONG KONG) CO., LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2018 (UNAUDITED)

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

The accompanying unaudited financial statements have been prepared from the books and records of the Company in accordance with U.S. GAAP and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. The statements of operations for the three months ended December 31, 2018 are not necessarily indicative of the results to be expected for the full year or any future interim period. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods presented have been reflected in such financial statements.

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

 The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At December 31, 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

As of March 31, 2018, and December 31, 2018, the Company had $8,938 and $12,241 in accrued liabilities, respectively. The accrued liabilities mainly consist of accrued professional fees.

4.	GOING CONCERN AND CAPITAL RESOURCES

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,

●	payment of annual corporate fees, and

●	investigating, analyzing and consummating an acquisition.

As of December 31, 2018, the Company had an accumulated deficit of $321,932. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

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

5. LOANS FROM OFFICERS AND DIRECTORS

For the Nine months ended December 31, 2018, our Director and CFO, Peter Tong, paid Company expenses totaling $28,057 from personal funds. These expenses consisted primarily of professional fees. The amount due to Mr. Tong is unsecured, non-interest bearing, has no fixed term of repayment and is therefore deemed payable on demand. As of December 31, 2018, the outstanding balance due to Mr. Tong was $45,780

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

On April 3, 2018, and as reported on Form 8K/A filed April 16, 2018, the Company reacquired 18 million shares of the Company’s common stock from certain shareholders, without consideration, out of the 19 million shares held by this group immediately prior to returning the shares to us, as reflected in the table below. The shares have been returned to the Company as non-voting treasury stock.

Except as otherwise indicated, all Shares are owned directly, and the percentage shown is based on 1,412,000 shares of Common Stock issued and outstanding.

Title of class	Name and address of beneficial owner	Prior Beneficial Ownership	Current Beneficial Ownership	Percent of class
Common	Cheuk Yi Cheung, Director Room A, 16/F, Winbase Centre 208 Queen’s Road Central Sheung Wan, Hong Kong	16,359,000	861,000	61%
Common	Kwok Yuen Luk, CEO and Director Room A, 16/F, Winbase Centre 208 Queen’s Road Central Sheung Wan, Hong Kong	741,000	39,000	2.7%
Common	Peter Tong, CFO, Secretary and Director 218 Tilton Ave #301, San Mateo CA 94401	1,330,000	70,000	5%
	All Officers and Directors as a Group	18,430,000	970,000	68.7%

	Other owners
Common	Kai Chi To 1/F-2/F, No 15 11th Lane, Sha Kok Mei Village, Sai Kung New Territories, Hong Kong	570,000	30,000	2.1%

7.	SUBSEQUENT EVENTS

 In accordance with ASC 855, the Company has analyzed its operations subsequent to December 31, 2018 the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Operating Expenses

During the three months ended December 31, 2018 and 2017, we have incurred $6,100, and $9,556 in expenses, respectively, primarily consisting of professional fees associated with the SEC filings.

During the Nine months ended December 31, 2018 and 2017, we have incurred $28,360, and $21,204 in expenses, respectively, primarily consisting of professional fees associated with the SEC filings.

Going Concern

The Company does not currently engage in any business activities that provide cash flow. As of December 31, 2018, the Company has an accumulated deficit of $321,932.

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

Management anticipates that fees associated with the filing of Exchange Act reports including accounting fees, legal fees EDGAR fees, XBRL fees and the payment of annual corporate fees will not exceed $75,000 during the next 12 months.

Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent upon our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advance. However, there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of December 31, 2018, our total assets were $3,000 and our total liabilities were $58,021, comprised of accrued expenses and due to related parties.

Stockholders’ deficit increased from $(26,662) as of March 31, 2018 to $(55,021) as of December 31, 2018.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended December 31, 2018 and December 31, 2017, net cash flows used in operating activities were $(28,057) and $(28,426) respectively, consisting of net losses in both periods and a change in accounts payable and accrued expenses for the three months ended December 31, 2018.

Cash Flows from Financing Activities

For the three months ended December 31, 2018 and 2017, net cash from financing activities was $28,057 and $27,809, respectively, consisting of loans from director.

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

Evaluation of Disclosure Controls and Procedures

Our management, including our chief executive officer (principal executive officer) and chief financial officer (principal accounting officer) evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018.

Pursuant to Rule 13a-15(b) under the Exchange Act, disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit to the SEC is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of December 31, 2018 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, our chief executive officer and chief financial officer concluded that, because of the material weakness in internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2018.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, the Company determined that there were control deficiencies that constituted the following material weaknesses:

•The Company does not have a sufficient number of accounting personnel, which would provide segregation of duties within our internal control procedures to support the accurate and timely reporting of our financial results.

•The Company's current accounting personnel lack experience and knowledge in identifying and resolving complex accounting issues under U.S. Generally Accepted Accounting Principles (GAAP).

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2018 that would have materially affected, or that were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PO YUEN CULTURAL HOLDINGS (HONG KONG) CO., LTD..

Dated: January 28, 2019	By:	/s/ Kwok Yuen Luk
	Name:	Kwok Yuen Luk
	Title:	Chief Executive Officer, (Principal Executive Officer)