Form 10-K
period 2019-03-31
Po Yuen Cultural Holdings (Hong Kong) Co., Ltd.
filed 2019-07-01
CIK 1617431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2019

£	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 333-198615

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd.

(Name of Small Business Issuer in its charter)

Nevada	47-1100063
(State or other jurisdiction of Identification No.)	(I.R.S. Employer incorporation or organization)

 Room A, 16/F, Winbase Centre, 208 Queen's Road Central, Sheung Wan, Hong Kong

Address of registrant's principal executive offices

86-852-2350-1928

Registrant’s telephone number

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	POYN	OTCQB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  £Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. £ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  £ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes £ No

The aggregate market value of voting and non-voting common equity held by non-affiliates as of September 30, 2018 was approximately $243,100.

At June 26, 2019, there were 1,412,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE None

1

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS ii

PART I

Item 1. Description of Business 1

Item 1A. Risk Factors. 6

Item 1B. Unresolved Staff Comments. 6

Item 2. Properties. 6

Item 3. Legal Proceedings. 6

Item 4. Mine Safety Disclosures. 6

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.6

Item 6. Selected Financial Data 7

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations 7

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. 9

Item 8. Financial Statements and Supplementary Data. 9

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. 20

Item 9A. Controls and Procedures. 20

Item 9B. Other Information 21

PART III

Item 10. Directors, Executive Officers and Corporate Governance. 21

Item 11. Executive Compensation 22

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters23

Item 13. Certain Relationships and Related Transactions, and Director Independence. 23

Item 14. Principal Accounting Fees and Services 23

PART IV

Item 15. Exhibits, Financial Statement Schedules. 25

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans, expectations or intentions. Examples of forward-looking statements include statements made with respect to our prospects for one or more future material transactions, potential sources of financing, and expenses for future periods.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

Any forward-looking statement made by us in this annual report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

ii

PART I

Item 1. Description of Business

History

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd. (“we,” “us,” “our” or the “Company”) was incorporated in the State of Nevada on May 14, 2014 under the name “WeWearables, Inc.”  The Company amended its articles of incorporation to change its named to Asia Training Institute, Inc., on February 17, 2016 upon a change of control. On November 22, 2017, the Company experienced a second change of control and amended its articles of incorporation to change its name to Po Yuen Cultural Holdings (Hong Kong) Co., Ltd.

Current Operations and Strategy

The Company currently does not engage in any business operations or generate revenue from any sources. Management has determined to direct its efforts and limited resources to pursue a potential new business opportunity by way of a merger or acquisition with an unidentified company or an acquisition of assets, or other form of business combination which we refer to collectively throughout this Report as a business combination.

We anticipate that the selection of an appropriate target for a business combination will be complex and extremely risky and we cannot assure you that we will be successful in concluding a business combination or if we do, that we will be successful thereafter.  Our lack of financial and personnel resources may negatively impact our ability to consummate an attractive business combination or cause us to discontinue operations before we enter such a transaction.

We do not have any specific business combination under consideration. We have not identified or been provided with the identity of, or had any direct or indirect contact with, potential targets. Additionally, we have not engaged or retained any agent or other representative to identify or locate a suitable target, although we may do so. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location.

We will not engage in any substantive commercial business until we identify a target and conclude a business combination, if ever. We may never realize any revenues or generate any income from our operations.

Entering into a business combination

General.

A business combination may involve the acquisition of, or merger with, an operating or development stage company or the acquisition of assets that we will develop into a company.

Our management has not developed a specific plan or process for identifying a business opportunity.  Our business is predicated upon relationships built by management and the ongoing effort to develop new contacts through which our management may be introduced to prospective business opportunity.  Moreover, given the wide-ranging variables inherent in our business, management cannot predict when we will effectuate a business combination, if ever, or the amount of capital we will require for such purpose.

Search for a target.

We are currently in the process of identifying and evaluating potential business opportunities.  As described below, our management has broad discretion with respect to selecting prospective acquisition candidates.  At such time as we affect a business combination, if ever, we will be impacted by numerous risks inherent in the business and operations in connection with such business.  The risks attendant to such business opportunity may include risks typical of a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings.  Although our management will endeavor to evaluate the risks inherent in a particular target, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of business opportunities.

We intend to source our target opportunities from various internal and external sources.  Business opportunities may be brought to our attention from affiliated and unaffiliated sources.  Our management may call upon personal contacts and relationships he and his affiliates have developed and maintain with various professionals, including accountants, consultants, bankers, attorneys and other advisors.  In addition, management may initiate formal or informal inquiries or attend trade shows or conventions.  In no event will any of our affiliates be paid any finder’s fee, consulting fee or other compensation prior to or for any services they render in connection with the consummation of a business combination.

Business opportunities may be brought to our attention by unaffiliated sources as a result of being solicited by us through calls or mailings.  These sources may also introduce us to business opportunities in which they believe we may have an interest. We may retain the services of agents or other representatives to identify or locate suitable targets on our behalf, though, to date, we have not engaged any such persons.  We have not adopted any policy with respect to utilizing the services of consultants or advisors to assist in the identification of a business opportunity, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service or the amount of fees we may pay to them.  In the event that we retain the services of professional firms or other individuals that specialize in business acquisitions, we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation.

Selection criteria for a business opportunity.

We have not established any specific attributes or criteria (financial or otherwise) for prospective business opportunities.  In evaluating a prospective business opportunity, our management will consider, among other factors, the following:

	financial condition and results of operation;
	growth potential;
	experience and skill of management and availability of additional personnel;
	capital requirements;
	competitive position;
	barriers to entry in the industry;
	stage of development of the products, processes or services;
	degree of current or potential market acceptance of the products, processes or services;
	proprietary features and degree of intellectual property or other protection of the products, processes or services;
	regulatory environment within the industry; and
	the costs associated with affecting the business combination with a particular business opportunity.

These criteria are not intended to be exhaustive or to in any way limit the board of director’s unrestricted discretion to enter into a business combination for any business opportunity.  Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management.

Due Diligence Investigation.

In evaluating a prospective business opportunity, we will conduct as extensive a due diligence review of potential targets as possible.  Our review will be constrained by our limited capital resources, lack of full-time employees and management’s inexperience in such endeavors.  We may enter into a business combination with a privately-held company in its early stages of development or that has only a limited operating history on which we could base our decision.  Since little public information typically is available about these companies, we will be required to rely on the ability of management to obtain adequate information to evaluate the potential risks and returns from entering into a business combination with such a company.  We expect that our due diligence may include, among other things, meetings with the target business’s incumbent management, an inspection of its facilities and a review of financial and other information made available to us.  This due diligence review will be conducted by our management, possibly with the assistance of our counsel, accountants or other third parties.

Our financial and personnel limitations may render it impractical for us to conduct an exhaustive investigation and analysis of a business opportunity candidate before we consummate a business combination.  Management’s decisions, therefore, will likely be made without detailed feasibility studies, independent analyses and market surveys or other methodologies which, if we had more funds available to us, would be desirable.  We will be particularly dependent in making decisions upon information provided by the principals, promoters, sponsors or others associated with the business opportunity seeking our participation.

It is unlikely that our management at the time of a business combination will continue in any material capacity with the Company after the consummation of a business combination, other than as stockholders.

Our assessment of a business opportunity may not be accurate.  If we do not uncover all material information about a business opportunity prior to a business combination, we may not make a fully informed investment decision and we may lose money on our investment.

The time and costs required to select and evaluate a business opportunity and to structure and complete a business combination cannot presently be ascertained with any degree of certainty.  Any costs we incur in furtherance of consummating a business combination that is not consummated may result in a loss to us.

Form of acquisition; Opportunity for stockholder approval.

The manner in which we participate in a business combination will depend upon, among other things, the nature of the opportunity and the respective requirements and desires of management of our Company and of the business opportunity.  In addition, the structure of any business combination will be dispositive as to whether stockholder approval of the business combination is required.

It is likely we will structure a business combination as either an acquisition of the stock or assets of a target business or a merger of a target business with us or a wholly owned subsidiary we may organize to engage in the transaction.  Important factors the parties will consider in structuring a business combination will be the time and cost of a particular structure and the tax treatment that the structure might receive.  If the business combination is structured as an acquisition of a target business's stock or assets, our Company will not require the vote or approval of stockholders and the transaction may be accomplished in the sole determination of management.  If the business combination is structured as a merger, the transaction would require the approval of the holders of a majority of the outstanding shares of our common stock which may necessitate calling a stockholders' meeting to obtain such approval and the filing of reports and documents with the SEC and state agencies.  This process may result in delays and additional expenses in the consummation of a proposed transaction and afford rights to dissenting stockholders who could require us to purchase their stock for cash.  In light of the above, management likely will seek to structure a business combination as an acquisition so as not to require stockholder approval.  In either case, we likely will issue a significant number of shares to the parties with which we enter into a business combination and our stockholders prior to the transaction likely would hold a small minority of the outstanding shares of our common stock after giving effect to the transaction.

We will seek to structure a business combination to qualify for tax-free treatment under the Internal Revenue Code of 1986, as amended (the “Code”).  In some cases, the Code mandates very specific parameters for a transaction to qualify as tax free.  Depending on the circumstances of an acquisition, we may not be able to structure a transaction in the most tax advantageous manner.  Further, we cannot assure you that the Internal Revenue Service or state tax authorities will agree with our tax treatment of any transaction.

It is likely that as part of a business combination, all or a majority of our Company's management at the time of the transaction will resign and new directors will be appointed without any vote by stockholders.

In view of our status as a “shell” company, any acquisition of the stock or assets of or the merger with an operating company would be deemed to be a “reverse acquisition” or “reverse merger” for accounting purposes.

We anticipate that the investigation of specific business opportunities and the negotiation, preparation and execution of relevant agreements, disclosure documents and other instruments will require significant management time and attention and substantial cost for accountants, attorneys and others.  If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable.  Furthermore, even if an agreement is reached for a business combination, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

Lack of diversification.

We expect that we will be able to consummate a business combination with only one candidate given that, among other considerations, we will not have the resources to diversify our operations.  Moreover, given that we likely will offer a controlling interest in our Company to the persons with which we enter into business combination in order to achieve a tax-free reorganization, the dilution of interest to present and prospective stockholders will render more than one business combination unlikely.  Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business and we will not benefit from the possible spreading of risks or offsetting of losses that business combinations with multiple operating entities would offer.  By consummating a business combination with a single entity, our lack of diversification may result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services and subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Competition

We expect that in the course of identifying, evaluating and selecting a business opportunity, we may encounter intense competition from other entities having a business objective similar to ours.  These include blank check companies that have raised significant capital through sales of securities registered under federal securities laws that have a business plan similar to ours and, consequently, possess a significant competitive advantage over our Company both from a financial and personnel perspective.  Additionally, we may be subject to competition from other entities having a business objective similar to ours, including venture capital firms, leveraged buyout firms and operating businesses looking to expand their operations through acquisitions.  Many of these entities are well established, possess significant capital, may be able to offer securities for which a trading market exists and have extensive experience identifying and affecting these types of business combinations directly or through affiliates.  Moreover, nearly all of these competitors possess greater technical, personnel and other resources than us.  In addition, we will experience competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue.

If we succeed in affecting a business combination, there will be, in all likelihood, intense competition from competitors within the industry in which we will operate.  We cannot currently apprise you of these risks nor can we assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have one executive officer who has other business interests and who is not obligated to devote any specific number of hours to our matters.   He intends to devote only as much time as he deems necessary to our affairs.  The amount of time our officer will devote to our affairs in any time period will vary based on whether a business opportunity has been selected for the business combination and the stage of the business combination process the Company is in.  Accordingly, as management identifies suitable business opportunities, we expect that our management will spend more time investigating such business opportunity and will devote additional time and effort negotiating and processing the business combination as developments warrant.  We do not intend to have any full time employees prior to the consummation of a business combination.

Our management may engage in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions.  To the extent that our management engages in such other activities, there will be possible conflicts of interest in diverting opportunities which would be appropriate for our Company to other entities or persons with which our management is associated or has an interest, rather than offering such opportunities to us.  Since we have not established any policy for the resolution of such a conflict, we could be adversely affected should our officer/director choose to place his other business interests before ours.  We cannot assure you that such potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor.

Ramifications of Our Blank Check Company and Shell Company Status

Our business plan is to seek new business opportunities through a merger or acquisition with an unidentified company or an acquisition of assets, which transaction we may refer to as a business combination. Based upon our lack of revenues and assets and our unspecified business plan, under the Securities Exchange Act of

1934, as amended (the “Exchange Act”), we are deemed to be “blank check” company and a “shell company.” Our status as a blank check company and a shell company will impact our company and shareholders in many ways, some of which are described below

Blank Check Company Status and Securities Offerings

As a blank check company, any offerings of our securities under the Securities Act of 1933, as amended (the “Securities Act”), must comply with Rule 419 promulgated by the SEC under the Securities Act. Rule 419 requires that a blank check company filing a registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger. In addition, an issuer is required to file a post-effective amendment to the registration statement upon the execution of an agreement for such acquisition or merger. The rule provides procedures for the release of the offering funds in conjunction with the post effective acquisition or merger. The obligations to file post-effective amendments are in addition to the obligations to file Forms 8-K to report for both the entry into a material definitive (non-ordinary course of business) agreement and the completion of the transaction. Rule 419 applies to both primary and re-sale or secondary offerings. Within five (5) days of filing a post-effective amendment setting forth the proposed terms of an acquisition, the Company must notify each investor whose shares are in escrow. Each investor then has no fewer than 20 and no greater than 45 business days to notify the Company in writing if they elect to remain an investor. A failure to reply indicates that the person has elected to not remain an investor. As all investors are allotted this second opportunity to determine to remain an investor, acquisition agreements should be conditioned upon enough funds remaining in escrow to close the transaction.

Application of Penny Stock Rules

Our common stock is a “penny stock,” as defined in Rule 3a51-1 promulgated by the SEC under the Exchange Act. The penny stock rules require a broker-dealer, among other things, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. A broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as our common stock is subject to the penny stock rules, it may be more difficult for us and you to sell your common stock.

Shell Company Status

We are a shell company as defined in Rule 405 promulgated by the SEC under the Securities Act. A shell company is one that has no or nominal operations and either: (i) no or nominal assets; or (ii) assets consisting primarily of cash or cash equivalents. As a shell company, we are subject to various laws, regulations and restrictions, including that we will be subject to restrictions on our use of Form S-8 to register stock that we may issue to our employees and consultants and you will be subject to restrictions from relying on Rule 144 for the resale of your common stock, as described below.

Shell companies are prohibited from using Form S-8 to register securities under the Securities Act. If a company ceases to be a shell company, it may use Form S-8 sixty calendar days after the date on which it makes required filings with the SEC disclosing the cessation of its status as shell company, provided it has filed all reports and other materials required to be filed under the Exchange Act during the preceding 12 months (or for such shorter period that it has been required to file such reports and materials after the company files “Form 10 information,” which is information that a company would be required to file in a registration statement on Form 10 if it were registering a class of securities under Section 12 of the Exchange Act. This information would normally be reported on a current report on Form 8-K reporting the completion of a transaction that caused the company to cease being a Shell Company.

Rule 144 under the Act provides an exemption from the registration requirements of the Securities Act and allows the holders of restricted securities to sell their securities utilizing one of the provisions of this Rule. However,

Rule 144 specifically precludes reliance by holders of securities of shell companies such as ours or any issuer that has been at any time previously a shell company, except if the following conditions are met:

	The issuer of the securities that was formerly a shell company has ceased to be a shell company;
	The issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;


The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

	At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

As a result of our classification as a shell company, our investors are not allowed to rely on the “safe harbor” provisions of Rule 144, promulgated pursuant to the Securities Act, so as not to be considered underwriters in connection with the sale of our securities until one year from the date that we cease to be a shell company. This will likely make it more difficult for us to attract additional capital through subsequent unregistered offerings because purchasers of securities in such unregistered offerings will not be able to resell their securities in reliance on Rule 144, a safe harbor on which holders of restricted securities usually rely to resell securities.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 2. Properties.

We maintain our principal executive offices at Room A, 16/F, Winbase Centre, 208 Queen’s Road Central Hong Kong., where our chief executive officer maintains a business office.  We use this office space free of charge.  We believe that this space is sufficient for our current requirements. The Company does not own or lease any properties at this time and does not anticipate owning or leasing any properties prior to the consummation of a business combination, if ever.

Item 3. Legal Proceedings.

The Company presently is not a party to, nor is management aware of, any pending, legal proceedings to which the Company is a party or of which any of its property is the subject.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is not traded on any exchange but is currently available for trading in the over-the-counter market and is quoted on the OTCQB operated by the OTC Markets Group, Inc. under the symbol “POYN.” Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects.

Over the counter securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, these securities transactions are conducted through a telephone and computer network connecting dealers in stocks. Over the counter issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Trades in our common stock may be subject to Rule 15g-9 of the Exchange Act, which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction before the sale.

The SEC also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on certain national exchanges, provided that the current price and volume information with respect to transactions in that security is provided by the applicable exchange or system). The penny stock rules require a broker/dealer, before effecting a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing before effecting the transaction, and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for shares of our Common Stock. As a result of these rules, investors may find it difficult to sell their shares.

At June 26, 2019, there were 1,412,000 shares of common stock outstanding held by approximately 38 shareholders.

On June 26, 2019, the closing bid price per share of common stock was $1.45.

Dividends

Holders of common stock are entitled to dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore. We have never declared cash dividends on its common stock and our Board of Directors does not anticipate paying cash dividends in the foreseeable future as it intends to retain future earnings to finance the growth of our businesses. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

No equity compensation plan or agreements under which our common stock is authorized for issuance has been adopted during the fiscal year ended March 31, 2019.

Sale of Unregistered Securities

The Company did not issue any securities during the twelve months ended March 31, 2019.

Item 6. Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During the last fiscal year, our management has been engaged in the identification of suitable opportunities for a business combination; however, we have not entered into any agreements regarding such a transaction.  We will not engage in, any substantive commercial business activities unless and until we consummate a business combination, which may never occur.

Our management has broad discretion with respect to identifying and selecting a prospective target business.  We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses.  There are numerous risks in connection with our current and proposed business plans, including that any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings.   In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential growth companies.  In addition, we may affect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

We may issue a significant number of shares of our common stock in connection with any business combination.  The issuance of additional shares of our capital stock will significantly reduce the equity interest of our stockholders as of the date of the transaction and will likely result in the resignation or removal of our management as of the date of the transaction.

Our management anticipates that the Company likely will be able to affect only one business combination, due primarily to our financial resources and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization.  This lack of diversification should be considered a substantial risk in investing in us, because it will concentrate the chance for our success into a single business and not permit us to offset potential losses from one venture against potential gains from another.

Management anticipates that the selection of a target business and the consummation of a business combination will be complex and extremely risky and cannot assure investors that the Company ever will enter into such a transaction or that if we do consummate of a business combination that the Company will achieve long-term or immediate short-term earnings.

Results of Operations

Results of Operations during the year ended March 31, 2019 as compared to the year ended march 31, 2018

During the year ended March 31, 2019, the Company did not generate any revenue, had total assets of $1,000, incurred operating expenses of $40,460, comprised of general and administrative expenses and professional fees, and suffered a net loss of $40,460, as compared to the year ended March 31, 2018 in which the Company did not generate any revenue, had no assets, incurred operating expenses of $38,074, comprised of general and administrative expenses and professional fees, and suffered a net loss of $38,074.

Liquidity and Capital Resources

As of March 31, 2019, the Company had total assets of $1,000, consisting of prepaid legal expenses and total current liabilities of $68,122, comprising $49,381 due to a related party, $6,500 of accrued expenses and $12, 241 due to a paying agent.  At March 31, 2018, the Company had no assets and total current liabilities of $26,662, comprising $17,724 due to a related party, $8,275 of accrued expenses and $663 due to a paying agent

At present, the Company has no business operations and no cash resources other than loans as are provided by management. We are dependent upon interim funding provided by management to pay professional fees and expenses. Our management has agreed to provide funding as may be required to pay for professional fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by management. If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by management to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services and may be required to issue restricted shares in lieu of cash or, in the alternative, issue debt instruments evidencing financial obligations if and when they arise.

Over the next twelve months, we expect to incur costs and expenses related to:

	maintaining our corporate existence, such as annual fees due to the State of Nevada;

filing periodic reports under the Exchange Act including filing accounting and legal fees;
	investigating and analyzing targets and possibly consummating a business combination.

These costs are difficult to quantify given the multitude of variables associated with such activities.  Our ongoing expenses will result in continued net operating losses that will increase until we can consummate a business combination with a profitable target business, if ever.  We estimate that these costs will be in the range of to six to eight thousand dollars per year, and that we will be able to meet these costs as necessary, to be advanced to us by management.  Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months, assuming we do not consummate a business combination.

The following table summarizes our cash flows for the fiscal years ended March 31, 2019 and March 31, 2018:

	Fiscal Year Ended
	March 31,	March 31,
	2019	2018
Cash flows used in operating activities	$(40,460)	$(38,691)
Cash flows from investing activities	-	-
Cash flows from by financing activities	$31,657	$38,074
Net increase (decrease) in cash and cash equivalents	-	(617)

Going Concern

Our negative working capital, continuing operating losses, failure to generate revenues and lack of operating capital create substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on its ability to obtain capital from our affiliates to fund our operations, generate cash from the sale of its securities and attain future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

FINANCIAL STATEMENT INDEX

Report of Independent Registered Public Accounting Firm	11
Audited Balance Sheets for the years ended March 31, 2019 and 2018	12
Audited Statement of Operations for the years ended March 31, 2019 and 2018	13
Audited Statement of Stockholders’ Equity for the years ended March 31, 2019 and 2018	14
Audited Statement of Cash Flows for the years ended March 31, 2019 and 2018	15
Notes to Financial Statements	16-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:The Board of Directors and Stockholders of

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Po Yuen Cultural Holdings (Hong Kong) Co., Ltd. (the Company) as of March 31, 2019 and 2018, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WWC, P.C.

Certified Public Accountants

We have served as the Company’s auditor since January 4, 2018

San Mateo, California

July 1, 2019

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd
Balance Sheets
	(Audited)	(Audited)
	March 31, 2019	March 31, 2018
ASSETS
Current Assets:
Cash	$-	$-
Prepaid legal	1,000	-
Total Current Assets	1,000	-
TOTAL ASSETS	$1,000	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued Expenses	$6,500	$8,275
Due to Paying Agent	12,241	663
Due to Related Party	49,381	17,724
Total Current Liabilities	68,122	26,662
TOTAL LIABILITIES	68,122	26,662

Commitments and Contingencies	$-	$-

Shareholders' Deficit:
Preferred stock, $.001 par value, 30,000,000 and 0 shares authorized, no shares issued and outstanding at March 31, 2019 and March 31, 2018, respectively.	-	-
Common stock, $.001 par value, 500,000,000 shares authorized, 19,412,000 issued, 1,412,000 and 19,412,000 outstanding at March 31, 2019; and March 31, 2018, respectively.	19,412	19,412
Additional paid-in capital	265,498	247,498
Accumulated deficit	(334,032)	(293,572)
Stock held in treasury at cost; 18,000,000 and 0 shares at March 31, 2019 and March 31, 2018, respectively.	(18,000)	-
Total Stockholders’ Deficit	(67,122)	(26,662)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	1,000	-

The accompanying notes are an integral part of these financial statements.

Statements of Operations
for the year ended March 31,

	2019	2018
Revenue	$-	$-

Operating Expenses:
General administrative expense	3,097	2,380
Professional fees	37,363	35,694
Total operating expenses	40,460	38,074

Net loss from operations	(40,460)	(38,074)
Loss before income taxes	(40,460)	(38,074)
Provision for income taxes	-	-
Net Loss	$(40,460)	$(38,074)

Basic and diluted loss per share	$(0.03)	$(0.00)

Weighted average number of common shares outstanding basic and diluted	1,412,000	19,412,000

The accompanying notes are an integral part of these financial statements.

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd
Statement of Stockholders Equity
March 31, 2019

	Common Stock .001 Par
Description	Shares	Amount	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Stock holders' Deficit Totals
March 31, 2017	19,412,000	19,412	168,387	-	(255,498)	(67,699)
					.
Forgiveness on related party debt			79,111			79,111
Net Loss					(38,074)	(38,074)
March 31, 2018	19,412,000	19,412	247,498	-	(293,572)	(26,662)
					.
Return of shares	(18,000,000)	-	18,000	(18,000)		-
			-			-
Net Loss					(40,460)	(40,460)
March 31, 2019	1,412,000	19,412	265,498	(18,000)	(334,032)	(67,122)

The accompanying notes are an integral part of these financial statements

Po Yuen Cultural Holdings (Hong Kong) Co., Ltd
Statement of Cash Flows
for the year ended March 31,

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(40,460)	$(38,074)
Adjustments to reconcile net loss to net
cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid Legal	(1,000)
Accrued Expenses	(1,775)	(1,280)
Due to Paying Agent	11,578	663
Net cash used in operating activities	(31,657)	(38,691)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to Related Party	31,657	38,074
Net cash provided by financing activities	31,657	38,074

Net increase (decrease) in cash	-	(617)

Cash and Cash Equivalents at Beginning of Period	-	617

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements

PO YUEN CULTURAL HOLDINGS (HONG KONG) CO., LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED MARCH 31, 2019 AND MARCH 31, 2018

1.ORGANIZATION AND PRINCIPAL ACTIVITIES

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

(b)  Net loss per common share

The Company complies with accounting and disclosure requirements of FASB ASC 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. At March 31, 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

3. ACCRUED LIABILITIES

As of March 31, 2019, and March 31, 2018, the Company had $6,500 and $8,275 in accrued liabilities, respectively. The accrued liabilities mainly consist of accrued professional fees.

4. GOING CONCERN AND CAPITAL RESOURCES

The Company does not currently engage in any business activities that provide cash flow. During the next 12 months we anticipate incurring costs related to:

●	filing of Exchange Act reports,
●	payment of annual corporate fees, and
●	investigating, analyzing and consummating an acquisition.

As of March 31, 2019, the Company had an accumulated deficit of $334,032. Management anticipates that fees associated with filing of Exchange Act reports including accounting fees and legal fees and payment of annual corporate fees will not exceed $75,000 within next 12 months. We do not currently intend to retain any entity to act as a "finder" to identify and analyze the merits of potential target businesses. Management intends to search for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys and does not plan to conduct a complete and exhaustive investigation and analysis of a business opportunity. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds, would be desirable. If the management can find a suitable target company, we will have to budget for additional fees relating to the investigation into the target company (including due diligence and possibly visiting the facilities) and consummating the reverse merger, which may cost between $125,000 to $150,000. We expect that the expenses for the next 12 months and beyond such time will be paid with amounts that may be loaned to or invested in us by our stockholders, management or other investors. Since we have minimal assets and will continue to incur losses due to the expenses associated with being a reporting company under the Exchange Act, we may cease business operations if we do not timely consummate a business combination.

Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent upon our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and / or related party advances. However, there is no assurance of additional funding being available.

Our independent accountants have included an explanatory paragraph in their opinion on our financial statements as of and for the year ended March 31, 2019 that states that the Company’s lack of revenues and financial resources, among other conditions, raise substantial doubt about our ability to continue as a going concern.

5. LOANS FROM OFFICERS AND DIRECTORS

For the year ended March 31, 2019, our Director and CFO, Peter Tong, paid Company expenses totaling $31,657 from personal funds. These expenses consisted primarily of professional fees. The amount due to Mr. Tong is unsecured, non-interest bearing, has no fixed term of repayment and is therefore deemed payable on demand. As of March 31, 2019, the outstanding balance due to Mr. Tong was $49,381 it is unsecured, non-interest bearing, has no fixed term of repayment and is therefore deemed payable on demand.

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

7. SUBSEQUENT EVENTS

 In accordance with ASC 855, the Company has analyzed its operations subsequent to March 31, 2019 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the year covered by this annual report, management performed, with the participation of our Principal Executive Officer and our Principal Financial Officer, and who we refer to in this annual report as our Evaluation Officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Evaluation Officers, to allow timely decisions regarding required disclosures.  Based upon that evaluation, our Evaluation Officers concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC as a result of the weakness in our internal controls described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, (“ICFR”) as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  ICFR is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States, or GAAP.  A company’s ICFR includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, ICFR may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Accordingly, even an effective system of ICFR will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of our ICFR as of the end of the period covered by this report using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.  Based on this evaluation, management concluded that, as of March 31, 2019, the Company’s ICFR was not effective at the reasonable assurance level because we identified the following material weaknesses:

1.

the failure to retain sufficient qualified accounting personnel to prepare financial statements in accordance with accounting principles generally accepted in the United States (including a qualified Chief Financial Officer); and

2.	(ii) the Company’s accounting department personnel has limited knowledge and experience in U.S. GAAP.

The foregoing material weaknesses in our ICFR continue as of the date of the filing of this report.

A material weakness in ICFR is defined in Section 210.1-02(4) of Regulation S-X promulgated by the SEC as a deficiency, or combination of deficiencies, in ICFR, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in ICFR that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting.  As a result of the material weaknesses in the Company's ICFR, there are increased risks of errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time we expect that incoming management will be able to implement effective controls and procedures.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The table sets forth information as of the date of this report with respect to our management as of the date of this report:

Name	Age	Position
Kwok Yuen Luk	42	President, Chief Executive Officer and Director
Peter Tong	67	Chief Financial Officer, Treasurer, Secretary and Director
Cheuk Yi Cheung	45	Chairman of the Board of Directors and Director
Kai Ming Tai	48	Director
Donna Fung Yee Chung	62	Director

Kwok Yuen Luk has served as the General Manager of Po Yuen Kok since 2007. He is responsible for implementation of the business plan of the company and the trading of auction collections. From June of 2013 to present, he has served as the General Manager of Po Yuen International Auction CO., LTD. Here, he oversees the budget of the auctions held by the company. He has been engaged in the auction industry for more than 20 years and is highly skilled at utilizing resources both internal and external, in locating target markets, and in both the planning and implementing strategies of the auctions that the company holds. His auction experience, strong social skills and leadership make him an asset to the Company and what qualifies him to serve as a member of our Board.

Peter H. Tong has served as our Chief Financial Officer and a director of the Company from August 3, 2015 until June 15, 2016 and has since served as a director on our Board of Directors. Since May 2012, Mr. Tong has served as chief executive officer of Timberwood Acquisition Corp., a blank check company seeking an acquisition target. Since 2006, Mr. Tong has served as an economic consultant for the Industrial Commercial Union for Sichuan Province, China, a corporate finance and management company. From 2001 to 2005, Mr. Tong served as a financial consultant to Schmidt Financial Concept, an international financial management company, in China. From 1998 to 2001, Mr. Tong served as chief operating officer of Union Charter Bancorp, a full-service mortgage bank. From 1996 to 1998, Mr. Tong served as executive vice president of Founders Bancorp, a full-service mortgage bank. From 1992 to 1996, Mr. Tong served as senior vice president of Union Charter Bancorp. Mr. Tong received a B.S. in Finance from Chengchi University, Taipei, Taiwan.

Cheuk Yi Cheung has served as business manager for Po Yuen Kok since 2007. She is responsible for the daily management of operations and supervises all major business transactions of Po Yuen Kok. From 1989 to June 1992 she studied at the Guangzhou Vocational School of Tourism and Business. In 2009, she received her Estate Agent License. In 2013, she established Po Yuen International Auction CO., LTD. and serves as its Chairman and authorized legal representative. She has over ten years of management in the auction industry and is highly skilled as a business manager and corporate strategist. Her experience and skills are what we believe qualifies her to be a member of our Board of Directors.

Donna Fung Yee Chung has served as manager of Wing Fung Gallery since 1976 and Pagoda Gallery since 1997 where she is responsible for buying and selling antiques and identification of Chinese ancient porcelain.

From 1970 to 1975 she studied at Peizhong English High School. We believe her experience in identifying high quality ancient porcelain and studies in Qing Dynasty porcelain combined with her extensive management and social influence make her qualified to be a member of our Board of Directors.

Kai Ming Tai has served as executive director and general manager for Hong Kong Guosong Business Group Co., Ltd. since April of 2015. He is responsible for wine sales in duty free stores at entry-exit ports and for import and export formalities imported into Hong Kong or exported to China, market expansion, advertisement, sales planning, storage and logistics. From September 1987 to June of 1990, he studied at Zhaoqing Technician Institute. From April 2004 to March 2015, Mr. Tai served as the general manager for Hui Zhen Tang where he was responsible for price evaluation of artwork and other goods, handling formalities of imports and exports, distribution and also served as customer liaison. His experience in financial management and risk analysis combined with industry knowledge, public relations and decision-making skills qualifies him to serve as a member of our Board of Directors.

Cheuk Yi Cheung and Kwok Yuen Luk are husband and wife.  Kai Ming Tai is husband of Kwok Yuen Luk’s sister. Kwok Yuen Luk and Kai Ming Tai are brother in laws.

There are no formal compensation agreements with any of our officers or directors at this time.

Section 16 Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons, we believe that, during the year ended March 31, 2019, our executive officers, directors and greater-than-ten percent stockholders have not complied with Section 16(a) filing requirements.

Audit Committee.

The board of directors has not established an audit committee nor adopted an audit committee charter; rather, the entire board of directors serves the functions of an audit committee.  Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires an audit committee at this time.

Stockholder Communications.

The board of directors has not adopted a process for security holders to send communications to the board of directors.  Given the nature of the Company’s business, its limited stockholder base and current composition of management, the board of directors does not believe that the Company requires a process for security holders to send communications to the board of directors at this time.

Item 11. Executive Compensation

Compensation of Executive Officers

During the fiscal years ended March 31, 2019 and 2018, the Company did not pay any compensation to any person.

The Company has not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of its employees.

The Company does not have a compensation committee.  Given the nature of the Company’s business and the current composition of management, the board of directors does not believe that the Company requires a compensation committee at this time.

Compensation of Directors

We have no arrangements for the remuneration of our directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on our behalf in the investigation of business opportunities.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this report, certain information regarding beneficial ownership of our common stock by (i) each person who is known by us to beneficially own more than 5% of the outstanding shares of common stock; (ii) each of our directors and officers; and (iii) all officers and directors as a group.

The applicable percentage of ownership is based on 1,412,000 shares of common stock outstanding as of the date of this report.  The business address of each the person named in the table below is in care of the Company.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Outstanding Shares of Class Owned (1)
Officers and Directors
Cheuk Yi Cheung	861,000	61%
Kwok Yuen Luk	39,000	2.7%
Peter Tong	70,000	5%
Kai Ming Tai	-	-
Donna Fung Yee Chung	-	-
All officers and directors as a group (7 persons)	970,000	68.7%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions.

During the fiscal years ended March 31, 2019 and 2018, we borrowed $31,657 and $17,724, respectively, from Peter Tong, an officer and director of the Company.  These loans are not evidenced by any writing, are unsecured, non-interest bearing, have no fixed term of repayment and therefore deemed payable on demand due.  As of March 31, 2019, the outstanding balance due to Mr. Tong was $49,381

Since November 2017, the Company has utilized office space provided free of charge by an officer.

Director Independence.

The Company has not established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system. The Company’s sole director would not qualify as “independent” under any recognized definition of that term.

Item 14. Principal Accounting Fees and Services

The following table shows the fees that were billed for the audit and other services for the fiscal years ended March 31, 2019 and 2018 provided by WWC, P.C., which we refer to as WWC:

	2019	2018
Audit Fees	$14,000	$11,250
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$14,000	$11,250

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC, other accounting consulting and other audit services.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)Financial Statements

The financial statements of the Company and the report of independent registered public accounting firm thereon are set forth under Part II, Item 8 of this report.

(b)Exhibits.

The following are filed as exhibits to this report:

Exhibit No.	Description
3.1.1	Amended and Restated Articles of Incorporation (1)
3.1.2	Certificate of Amendment to Amended and Restated Articles of Incorporation (2)
3.1.3	Certificate of Amendment to Amended and Restated Articles of Incorporation (2)
3.2	By-Laws (1)
14.1	Code of Ethics (1)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)
32.1*+	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Incorporated herein by reference from the Company’s Form S-1/A filed with the Securities and Exchange Commission on December 10, 2014.
(2)	Incorporated herein by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2016.
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 24, 2017.
*	Filed herewith.

+  Pursuant to Commission Release No. 33-8238, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, as amended, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 1, 2019.

PO YUEN CULTURAL HOLDINGS (HONG KONG) CO., LTD.
By: /s/ Kwok Yuen Luk
Kwok Yuen Luk Chief Executive Officer,

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Kwok Yuen Luk	President, Chief Executive Officer, Principal Executive Officer and Director	July 1, 2019
/s/ Peter Tong	Chief Financial Officer, Principal Financial Officer, Treasurer, Secretary and Director	July 1, 2019
/s/ Cheuk Yi Cheung	Chairman of the Board of Directors and Director	July 1, 2019
/s/ Kai Ming Tai	Director	July 1, 2019
/s/ Donna Fung Yee Chung	Director	July 1, 2019